Form 10QSB
period 2005-03-31
GEORGIA INTERNATIONAL MINING CORP
filed 2005-05-26
CIK 1320691

Cinnamon Jang Willoughby & Company
Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Georgia International Mining Corporation
(An Exploration Stage Corporation):

We have audited the interim balance sheet of Georgia International Mining Corporation as at March
31, 2005 and the interim statements of stockholders' operations and changes in stockholders' equity and cash flows from the date of inception (January 19, 2005) to March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these interim financial statements present fairly, in all material respects, the financial position of the company as at March 31, 2005 and the results of its operations and its c as h flows for the period then ended in conformity with generally accepted accounting principles in the United States.


"Cinnamon Jang Willoughby & Company"
Chartered Accountants
Burnaby, BC
April 27, 2005





MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.
Telephone: +1 604 435 4317. Fax: +1 604 435 4319.
HLB Cinnamon Jang Willoughby & Company is a member of International. A worldwide organization of accounting firms and business advisors.


GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
United States Dollars

BALANCE SHEET





March 31,
2005
ASSETS

CURRENT ASSETS

Cash on hand
8,020


Total Assets
$8,020


LIABILITIES AND STOCK HOLDER EQUITY



CURRENT LIABILITY
-


Total Current Liabilities
-


STOCKHOLDERS' EQUITY

Deficit
180
Common stock, $0.001 par value, 70,000,000
shares authorized, 8,200,000 issued and
outstanding
8,200
Total Equity
8,020


Total Liabilities and Stockholders' Equity
$8,200















The accompanying notes are integral part of these financial statements


GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Interim Statement of Operations

From January 19, 2005 (the inception date) to March 31, 2005





Revenue
$-




Expenses



Exchange gain and loss
35
License and registration
125
Bank charges
20
Net profit (Loss)
$180































The accompanying notes are an integral part of these financial statements


GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Interim Statement of changes in Stockholder's Equity

From January 19, 2005 (the inception date) to March 31, 2005


Common Stock
Capital in
excess of
Par Value
Accumulated
Income /
Deficit

Shares
Amount


Balance Jan. 19,
05
$-
$-


Shares issued for
cash at $0.001 on
February 10, 2005


8,200,000


8,200


-


-





Balance March 31,
2005

8,200,000

$8,200

$-

$-







































The accompanying notes are an integral part of these financial statements.


GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Interim Statement of Cash Flow

From January 19, 2005 (the inception date) to March 31, 2005




March 31, 2005
Cash flow from operating activities

Net profit (loss)
($180)


Cash flow from investing activities
-


Cash flow from financing activities

Common Shares issued
8,200


Net increase (decrease) in cash
8,200


Cash at beginning of period
-


Cash at end of period
$8,020




















The accompanying notes are integral part of these financial statements


GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2005



1.Organization

The Company was incorporated under the laws of the State of Nevada on January 19, 2005 with authorized common stock of 70,000,000 shares at $0.001 par value. The Company has elected January 31 as its fiscal year end.

The Company was organized for the purpose of conducting mining exploration, developing mining sites and producing minerals to the consumer markets.

Since its inception, the Company has completed private placement offerings of 8,200,000 common shares for $8,200

The financial statements have been prepared on the basis of going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has not generated any revenues or completed development of any commercially acceptable products or services to date and losses are expected to be incurred in developing its businesses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

Interim Financial Statements

The accompanying audited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.

2.Summary of significant accounting policies

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.


Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash approximate carrying value due to the short-term maturity of the instruments.

3.Related Party Transaction

Related parties owns 51% of the common sock issued as follows:

Mark Hague:		49%
Noelle Anderson	  2%