Form 10KSB
period 2006-12-31
GEORGIA INTERNATIONAL MINING CORP
filed 2007-04-04
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended December 31, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from ___________ to _____________

Commission File Number:  000-

Georgia International Mining Corporation (Exact name of registrant as specified in its charter)

Nevada	20-2308107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

299 – 1917 West 4th Avenue, Vancouver, BC. V6J 1M7 (604) 813-8529
(Address and telephone number of registrant's principal executive offices)

Nevada Corporate Headquarters, Inc.
101 Convention Center Dr., Suite 700, Las Vegas, Nevada 89109 Telephone: (800) 508-1729
(Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:            None

Securities registered under Section 12(g) of the Exchange Act

                 Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES [  ]    NO [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               [  ] Yes     [X ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $Nil.

The aggregate market value of the voting stock held by non-affiliates of the Company on March 30, 2007 was $400,000.

As of March 30, 2007 the Company had 8,200,000 issued and outstanding shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................... 22
ITEM 10. EXECUTIVE COMPENSATION................................................................................... 23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development
Georgia International Mining Corporation (“GIMC”) was incorporated on January 19, 2005 in the State of Nevada. Upon formation, 8,200,000 shares were issued to twenty-two investors, including our officers and director for $8,200 or $0.001 per share. Our president and director, Mark Hague purchased 4,000,000 shares.  There are no bankruptcy, receivership, or similar proceedings against the parent or operating subsidiary.

On July 30, 2005, Georgia International Mining Corporation signed an option agreement with Gemco Minerals, Inc., a Florida Corporation (Gemco) to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims are part of the Burns Group Mineral Claim that encompass 3,900 hectare or 12,000 acres. The area size of the three claims is defined on the geological maps registered in the British Columbia Mining Office. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remainder balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The agreement stipulates that Georgia International Mining Corporation must conduct mineral exploration as soon its securities become listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims otherwise, Gemco will have the right to cancel this agreement and Georgia International Mining Corporation will not be entitled to recover its $35,000 investment. The option agreement does not include any current or future royalty payments or any other types of payments that will have to be accrued other then the two installments mentioned above once Georgia International Mining Corporation starts its mining operations. The region where the claims are situated enjoys a moderate weather that allows mining companies to conduct tests or drilling programs during the fall and early spring season. Once Georgia International Mining Corporation has incurred the exploration expenditures, and made the payments set out in Section 3 of the Option Agreement to Gemco will own an undivided 100% of Gemco’s right, title, and interest in and to the Claims.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The president, Mark Hague, accepted a promissory note in the amount of $7.038.

To our knowledge no one has been on our mineral claim. The claim is remote and is best accessed by helicopter from the town of Wells, British Columbia. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

Mark Hague is a director and officer and has no previous experience in mineral exploration or operating a mining company. Mr. Hague owns 51.2% of our outstanding common stock. Since Mr. Hague owns a majority of our outstanding shares and he is a director and officer of our company he has the ability to elect directors and control the future course of our company. Investors may find the corporate decisions influenced by Mr. Hague are inconsistent with the interests of other stockholders.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2007 and October 15, 2007.

If our exploration activities indicate that there are no commercially viable gold deposits on our claim we will abandon the claim and stake a new claim to explore in British Columbia. We are able to stake claims online via the Internet with the Mineral Titles Online service operated by the government of British Columbia. We will continue to stake an explore claims in British Columbia as long as we can afford to do so.

We are a new and under funded company with no history of operations or revenue generation. Our management team has no mining background. Our competitors are in the business for many years and are well funded. Our success will depend on the successful implementation of our business strategies as outlined in this document.

Business of Issuer
We are in the mining business and the purpose of the company is to explore minerals for commercial use. The main focus is on the precious metal such as gold, diamond and silver. The secondary focus will be on the prime industrial metals such as copper and zinc. The mineralization focus is based on the market breadth and width for each type of mineral. The precious metals are used to hedge against economic fluctuations and for personal use, such as jewelry, and therefore its market is much greater then the industrial metals which, depends on economic conditions related to the manufacturing sector.

We will be engaged in the exploration of potential commercial mineral deposits. The current claims are without any known reserves.

Investors should be aware that we are an exploration stage company and the property is without known reserves and the proposed program is exploratory in nature. There is no assurance that a commercially viable mineral deposit will exist on the claims mentioned below.

Corporate History
Georgia International Mining Corporation was incorporated on January 19, 2005 in the State of Nevada. Upon formation, 8,200,000 shares were issued to twenty-two investors, including our officers and director for $8,200 or $0.001 per share. Our president and director, Mark Hague purchased 4,000,000 shares.    There are no bankruptcy, receivership, or similar proceedings against the parent or operating subsidiary.

On July 30, 2005, Georgia International Mining Corporation signed an option agreement with Gemco Minerals, Inc., a Florida Corporation (Gemco) to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims are part of the Burns Group Mineral Claim that encompass 3,900 hectare or 12,000 acres. The area size of the three claims is defined on the geological maps registered in the British Columbia Mining Office. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remainder balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The agreement stipulates that Georgia International Mining Corporation must conduct mineral exploration as soon its securities become listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims otherwise, Gemco will have the right to cancel this agreement and Georgia International Mining Corporation will not be entitled to recover its $35,000 investment. The option agreement does not include any current or future royalty payments or any other types of payments that will have to be accrued other then the two installments mentioned above once Georgia International Mining Corporation starts its mining operations. The region where the claims are situated enjoys a moderate weather that allows mining companies to conduct tests or drilling programs during the fall and early spring season. Once Georgia International Mining Corporation has incurred the exploration expenditures, and made the payments set out in Section 3 of the Option Agreement to Gemco will own an undivided 100% of Gemco’s right, title, and interest in and to the Claims.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The president, Mark Hague, accepted a promissory note in the amount of $7.038.

In February 2007, our director Noelle Anderson resigned and our president, Mark Hague is sole director and officer of our company.

Future Development Projects
As mentioned in our strategy implementation, we have signed an option agreement to purchase three claims from Gemco in the Cariboo Region, BC. GIMC has paid $35,000 to Gemco at signing date. The funds were provided by our president and director Mr. Mark Hague, as a loan to GIMC, on July 30, 2005.  The amount was recorded as shareholder loan. The balance is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured. All loans are recorded at face value and are expected to be paid during the 2007 fiscal year.  As such, these loans are recorded as current liabilities. Mr. Hague may, in the future, at his sole discretion, extend additional loans to the company. The claims were surveyed and samples were tested indicating positive results.

On December 8, 2006 the GIMC received confirmation for the name reservation of Empire Gold Mines, Inc.

From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favour of the name change and will submit to the Nevada Secretary of State the company’s amended articles during the next quarter.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2007 and October 15, 2007.

If our exploration activities indicate that there are no commercially viable gold deposits on our claim we will abandon the claim and stake a new claim to explore in British Columbia. We are able to stake claims online via the Internet with the Mineral Titles Online service operated by the government of British Columbia. We will continue to stake an explore claims in British Columbia as long as we can afford to do so.

We are a new and under funded company with no history of operations or revenue generation. Our management team has no mining background. Our competitors are in the business for many years and are well funded. Our success will depend on the successful implementation of our business strategies as outlined in this document.

Marketing and Sales Strategy
As soon as the positive results from the drilling program are confirmed and the existing shareholders approve the new stock issuance, we will contact the commodity traders to secure sales contracts. The traders usually sign an agreement (namely: Supply Agreement) to purchase one or two years worth of supplies. This means GIMC will have one or two years of revenue generated from its mining activities to support its on going operations while seeking additional contracts or conducting more drilling programs to increase the volume of its mineral reserves.

GIMC intends to enter into agreement with one or more commodity trader and develop the business relationship with these commodity traders to secure sales contracts. The sale price will be determine upon sales agreement and is usually determined by the commodity price at that time. The commodity price is published daily in any public market (DJIA, NASDAQ, TSX…etc) for precious metals and prime industrial metals, and monthly for secondary metals on the London Metal Bulletin Magazine.

GIMC intends also to be a member of a mining association (such as British Columbia Mining Association) to create market awareness. We are in the process of developing our website to communicate our business initiatives and results to all of our stakeholders (Shareholders, employees, customers and suppliers).

Relevant Regulations
Our proposed exploration, mining and mineral processing operations are subject to the laws and regulations of federal, provincial, state and local governments in the jurisdictions in which we operates. These laws and regulations are extensive and govern prospecting, development, production, exports, taxes, labour standards, occupational health and safety, waste disposal, toxic substances, environmental protection, mine safety and other matters. Compliance with such laws and regulations increases the costs of planning, designing, drilling, developing, constructing, operating, closing, reclaiming and rehabilitating mines and other facilities. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation thereof could have a material adverse impact on the Company, cause a reduction in levels of exploration and delay or prevent the exploration of new mining properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in exploration and mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violation of applicable laws or regulations.

GIMC has registered is an  Extraprovincial Company in the province of British Columbia during August 2005 in order to conduct mining activities in Canada.  “Extraprovincial Company” is a legal term and refers to non Canadian companies who register in any province in Canada to become a resident of Canada and to conduct business in all the provinces of Canada as oppose to “Provincial Company” where a company is registered in only one province and conducting business in only that province. The registration will allow us to apply for permits to conduct mining activities and to hire the required personnel. We are not aware of any existing or probable government regulation or costs that would affect our business. We are required to obtain a permit in order to operate a mine in British Columbia, Canada. We will apply to the Ministry of Energy, Mines and Petroleum Resources to obtain a Mineral Exploration Permit under the mine code of British Columbia, Canada. The process will take three weeks to complete from the date of the application and will cost $500. Our research indicated that the mineral claims under the option agreement with Gemco Minerals Inc. are not under any investigations under the environmental laws. Gemco has already obtained its permits to operate in the area and we expect to obtain our permits as well since we, or any of our directors and executives has no history of any legal or environmental violations.

Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  In order to commence operations in British Columbia, GIMC has registered as an Extraprovincial company in British Columbia, Canada and has applied, through its new subsidiary EG Gold Mines, Inc., for mining activities permit in accordance with mining code of British Columbia.

Products and Services Offered
We are engaged in the acquisition and exploration of mineral properties in the Province of British Columbia. Our primary focus is the exploration of our agreement with Gemco for the exploration of their Burns Group Property, located 45 miles east of Quesnel, British Columbia and the exploration of our own property located in the Cariboo Mountain near Wells, British Columbia areas. Our exploration activities include test mining activities that we carry out as part of our exploration programs.

We are an exploration stage company and all of our properties are presently in the exploration stage. We do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Employees
We have one employee as of the date of this annual report our director and president, Mark Hague.

Competition
While the  mineral  property  exploration  business  is  competitive,  we do not anticipate  having any  difficulties  retaining  qualified  personnel to conduct exploration on the Burns Lake and Cariboo Mountain areas.

Despite competition amongst gold producers, there is a strong market for any gold that is removed from the Burns Lake and Cariboo Mountain claims.  While it is unlikely that we will discover a mineral deposit on the property, if we do, the value of the property will be influenced by the market price for gold.  This price,  to some  degree,  is  influenced  by the  amount  of  gold  sold by  advanced  gold production companies.

There are a large number of mineral exploration companies such as us that look to acquire interests in properties and conduct exploration on them.  Given the large  number  of  unexplored  or under  explored  mineral  properties  that are currently available for  acquisition,  we do not expect  competition  to have a material impact on our business operations.

In the mineral exploration sector, our competitive position is insignificant.

There are numerous mineral exploration companies with substantially more capital and resources that are able to secure ownership of mineral properties with a greater potential to host economic mineralization.  We are not able to complete with such companies.  Instead, we will attempt to acquire properties without proven mineral deposits that may have the potential to contain mineral deposits.

Subsidiaries
We have one subsidiary EG Gold Mines, Inc. a province of British Columbia based-subsidiary.

Seasonality
Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2007 and October 15, 2007.

ITEM 2. DESCRIPTION OF PROPERTY

Georgia International Mining Corporation mailing address is 299 – 1917 West 4th Avenue, Vancouver, BC. V6J 1M7 (604) 813-8529.  The office is located in the president’s residence in Langley, British Columbia, Canada.

On December 13, 2006, the company purchased from the President the mining claim property located in the Caribou Mountains, 40 miles south of Wells. The 1,500 acre property claim number is 529404. To our knowledge no one has been on our mineral claim. The claim is remote and is best accessed by helicopter from the town of Wells, British Columbia. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

TENURE 529404

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of common shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the common shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan. Pursuant to this registration statement, we propose to publicly offer a maximum of 10,000,000 common shares. To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock. We have not agreed to register shares of common stock held by existing security holders for resale. We currently have 22 shareholders.

To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock.

Market Information
Our common stock is not quoted on the U.S Over-the-counter Bulletin Board or any other exchange. Spartan Securities has agreed to take forward our 15C211 application to NASD, however, we have not yet obtained a symbol.

Holders
As of March 30, 2007, there were 22 holders of record of Georgia International Mining Corporation holding 8,200,000 shares.

Dividends
Georgia International Mining Corporation has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the company for the period ending December 31, 2006 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition
During the twelve months ended December 31, 2006 the Company recorded a net loss of $19,754 as compared to a loss of $24,112 for the twelve months ended December 31, 2005. This is a decrease in the loss of approximately $4,358. The loss is represents $0.005 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected annual information
                                                                                       Dec 31, 2006               Dec 31, 2005
Revenues                                                                         Nil                                Nil
Net Loss                                                                          $19,754                       $24,112
Loss per share-basic and diluted (cumulative)                    $0.005                         $0.003
Total Assets                                                                     $36,615                       $36,564
Total Liabilities                                                                 $72,282                       $52,476
Cash dividends declared per share                                    Nil                                Nil

As of December 31, 2006, Georgia had total liabilities of $72,282 consisting of $6,281 in accounts payable and accrued liabilities and $65,999 due to shareholders. Liabilities increased approximately $19,806 from 2005 due to an increase in shareholder’s loans of $23,850 less a reduction in accounts payables $4,046.

Georgia's current assets at December 31, 2006, consisted of $1,615 in cash which increased from $1,564 as of December 31, 2005.  Total assets as of December 31, 2006 were $36,615 with Mineral claims recorded at $35,000.

Revenues
No revenue was generated by the Company's operations during the years ended December 31, 2006 and December 31, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $19,754 consist of accounting and audit, legal and transfer agent fees, in the amounts of $9,848, $4,139 and $4,804 respectively.

Plan of Operations
Our plan of operations for the next twelve months is to raise the $1,000,000 capital as per our SB2 filing and principally use the offering proceeds to finance the drilling program and to provide working capital necessary to complete the exploration and drilling phase for our mineral properties.

We have signed an option agreement with Gemco Minerals Inc. (formerly Firstline Environmental Solutions Inc.) to purchase three claims, numbers; 506335, 506336 and 506337, located in the Cariboo District, British Columbia.  The claims are part of the Burns Group Mineral Claim that, encompass 5,134 hectares (12,685 acres). The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The first installment is due to Gemco within the next three months and GIMC does not currently have the funds in place to fulfill the installment payment of $125,000 at this time.  GIMC may have to seek equity or debt financing to pay the next payment or GIMC may lose the project.  The agreement further stipulates that Georgia must commence mineral exploration on the properties as soon its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims. Gemco may cancel this agreement and Georgia will not be entitled to recover its $35,000 investment in the event that Georgia does not complete the exploration by June 30, 2007.

We expect the initiation of the drilling program on these claims within 6 months of the completion of the offering.  The process will encompass hiring personnel and buying or leasing equipment. The site drilling will take 4 months to complete. The drilling will commence early spring and complete by late fall or early winter (depending on the weather condition). The purpose of the drilling program is to identify mineral ores with commercial value that would be sufficient to start mining operations. Management is committed to the success of the drilling program however, it warns that it has no guarantee that the drilling program will be successful and that more survey and analysis may be required to locate other potential spots for drilling at a cost beyond the value of this offering. Management will also establish a mining office with qualified personnel to communicate with the market and shareholders the progress and result of the drilling program as well, prepare for implementing the next phase.

On December 8, 2006 the GIMC received confirmation for the name reservation of Empire Gold Mines, Inc.  From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favour of the name change.  On January 22, 2007, the company prepared and filed its amended Articles with the State of Nevada changing the company name to Empire Gold Mines, Inc.  We expect to receive stamped file copies in due course.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. also purchased a mining claim from the president of GIMC on

January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits.   Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2007 and October 15, 2007.

Liquidity and Capital Resources

Cash and Working Capital
We had cash of $1,615 as of December 31, 2006, compared to cash of $1,564 as of December 31, 2005. We had a working capital deficiency of $70,337 as of December 31, 2006, compared to a working capital deficiency of $50,912 as of December 31, 2006.

The Company’s assets are recorded at the lower of cost or market value. The total assets at December 31, 2006 were $36,615. The majority of our assets are long-term in nature and thus considered to be of lower liquidity. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. The Company currently maintains minimal cash balances and is funded by management and shareholder loans to satisfy monthly cash requirements in the interim of raising external funding.

Cash Used in Operating Activities
Cash used in operating activities increased $10,014 to $23,799 for 2006, compared to $13,785 for 2005. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We did not undertake any investing activities during 2006 compared to cash of $35,000 used in investing activities during 2005. Investing activities during 2005 was primarily comprised of acquisition of mineral claims. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

Going Concern
Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
US FUNDS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet	Exhibit	“A”
Consolidated Statement of Operations	Exhibit	“B”
Consolidated Statement of Changes in Cash Flows	Exhibit	“C”
Consolidated Statement of Stockholders’ Deficiency	Exhibit	“D”
Consolidated Notes to the Financial Statements	Exhibit	“E”

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Georgia International Mining Corporation

We have audited the accompanying balance sheet of Georgia International Mining Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows from inception January 19, 2005 through December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia International Mining Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows from inception January 19, 2005 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s net losses of $19,754 as of December 31, 2006 and its lack of operations and sources of revenues raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 27, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

		Exhibit “A”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Balance Sheet
December 31, 2006
(US Dollars)
Audited

	December 31,	December 31,
	2006	2005

Assets

Current:
Cash on hand	$ 1,615	$ 1,564

Mineral Property (Note 3)	35,000	35,000

	$ 36,615	$ 36,564
	============	============

Liabilities
Current:
Amounts Payable	6,281	10,327
Due to Shareholders (Note 4)	65,999	42,149

Total Liabilities	72,282	52,476

Stockholders Equity and Deficit
Deficit, per Exhibit “B”	(43,866)	(24,112)
Capital stock, $0.001 par value, 70,000,000 shares
authorized, 8,200,000 issued and outstanding	8,200	8,200

Total Equity	(35,666)	(15,912)

	$ 36,615	$ 36,564
	============	============

Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

			Exhibit “B”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Statement of Operations
For the Year Ended December 31, 2006
(US Dollars)
Audited

	December 31, 2006	December 31, 2005	Cumulative From January 19, 2005 (Date of Inception) To December 31, 2006

Revenue	$ -	$ -	$ -

Expenses:
Accounting and audit	9,848	9,395	19,243
Bank charges	364	234	598
Exchange gain and loss	-	34	34
Legal	4,139	8,000	12,139
License and registration	599	2,907	3,506
Transfer agent	4,804	3,542	8,346

Net Loss	$ 19,754	$ 24,112	$ 43,866
Deficit beginning	24,112	-	-

Deficit ending	$ 43,866	$ 24,112	$ 43,866
=================================================================

Loss per share:
Basic	$0.005	$0.003	$0.005
Fully diluted	$0.005	$0.003	$0.005

Weighted average number of common shares outstanding:
Basic	8,200,000	8,200,000	8,200,000
Fully Diluted	8,200,000	8,200,000	8,200,000

The accompanying notes are an integral part of these financial statements

			Exhibit “C”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Statement of Changes in Cash Flows
For the Year Ended December 31, 2006
(US Dollars)
Audited

	December 31, 2006	December 31, 2005	Cumulative From January 19, 2005 (Date of Inception) To December 31, 2006

Operating activities:
Net (Loss), per Exhibit “B”	$ (19,754)	(24,112)	$ (43,866)
Net change in non-cash working capital	(4,045)	10,327	6,282

Cash flows (used in) operating activities	(23,799)	(13,785)	(37,584)

Investing activity:
Purchase of mineral properties	-	(35,000)	(35,000)

Cash flows (used in) investing activities	-	(35,000)	(35,000)

Financing activities:
Loans from shareholders	23,850	42,149	65,999
Common Shares issued	-	8,200	8,200

Cash flows from financing activities	23,850	50,349	74,199

Net increase in cash	51	1,564	1,615

Cash, beginning of period	1,564	-	-

Cash, end of period	$1,615	$1,564	$1,615
	============	============	================

The accompanying notes are an integral part of these financial statements

				“Exhibit D”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Statement of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to December 31, 2006
(US Dollars)
Audited

	Common Stock
	Shares	Amount	Deficit	Total

Balance January 19, 2005	$ -	$ -	$ -	$-

Shares issued for cash at $0.001 on February 10, 2005	8,200,000	8,200		8,200

Net Loss			-24,112	-24,112

Balance at December 31, 2005	8,200,000	8,200	-24,112	-15,912

Net Loss – December 31, 2006			-19,754	-19,754

Balance at December 31, 2006	8,200,000	8,200	-43,866	-35,666
=====================================================================

The accompanying notes are an integral part of these financial statements

Exhibit “E”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to the Audited Financial Statements
For the Year Ended December 31, 2006

1.     Organization and continuing operations

Georgia International Mining Corporation (“Georgia”) was incorporated under the laws of the State of Nevada on January 19, 2005 with authorized common stock of 70,000,000 shares at $0.001 par value.  Georgia has elected December 31 as its fiscal year end.

Georgia was organized for the purpose of conducting mining exploration, developing mining sites and producing minerals to the consumer markets.

Since its inception, Georgia has completed private placement offerings of 8,200,000 common shares for $8,200.

The financial statements have been prepared on the basis of going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Georgia has not generated any revenues or completed exploration of any mineral property to date and losses are expected to be incurred in exploring its properties. The ability of Georgia to continue as a going concern is dependent on raising additional capital, the support of its shareholders and ultimately on generating future profitable operations.

2.     Summary of significant accounting policies

Basis of presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Georgia’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of Georgia’s financial position and results of operations.

Exhibit “E”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to the Audited Financial Statements
For the Year Ended December 31, 2006

2.     Summary of significant accounting policies (continued)

Basis of presentation (continued)

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents -

Georgia considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments -

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by Georgia, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash approximate carrying value due to the short-term maturity of the instruments.

Income Taxes -

The Company utilized the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily net operating losses carry-forward. As of December 31, 2006, respectively, the deferred tax asset is related solely to the Company’s net operating loss carry-forward and is fully reserved.

3.     Mineral Property Interest

On July 30, 2005 Georgia signed an option agreement with Firstline Environmental Solutions Inc, A Florida Corporation “FESI” to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims are part of the Burns Group Mineral Claim that, encompass 3,900 hectare or

Exhibit “E”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to the Audited Financial Statements
For the Year Ended December 31, 2006

3.     Mineral Property Interest (continued)

12,000 acres. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The agreement stipulates that Georgia must commence mineral exploration on the properties as soon its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims. FESI may cancel this agreement and Georgia will not be entitled to recover its $35,000 investment in the event that Georgia does not complete the exploration by June 30, 2007. The option agreement does not include any current or future royalty payments or any other types of payments that will have to be accrued other then the two installments mentioned above once Georgia starts its mining operations.

Although Georgia has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee Georgia’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

4.     Related Party Transactions

During the period ended December 31, 2006 the Company’s president and director loaned the Company $23,850 (December 31, 2005: $7,149) to finance working capital.  The loan does not bear any interest and no specific repayment date.

During the period ended December 31, 2005 the Company’s president and director paid $35,000 to Firstline Environmental Solutions on behalf of the Company to secure an option agreement to purchase three mining claims in the Cariboo District, British Columbia. The amount was recorded as shareholder loan, does not bear any interest, and has no repayment date.

All loans are recorded at face value and are expected to be paid during the 2006 fiscal year.  As such, these loans are recorded as current liabilities.

During the period ended December 31, 2005 Georgia entered into agreement with a company controlled by a former officer to provide consulting services. The contract value was $4,000 per year and was terminated in September 2006.

Exhibit “E”

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to the Audited Financial Statements
For the Year Ended December 31, 2006

5.     Subsequent Event

On January 8, 2007 the Company’s wholly owned subsidiary, E G Gold Mines Inc. entered into an agreement with the President to acquire 100% of his rights to mineral claim #204547 which is located approximately 40 miles south of Wells, British Columbia, Canada.  The claim is situated in the Cariboo Mountains and contains 25 cells (approximately 1,500 acres) of gold mining property.

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured.

E G Gold Mines Inc. was incorporated in British Columbia, Canada on December 13, 2006 and is wholly owned by Georgia International Mining Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

ITEM 8A. CONTROLS AND PROCEDURES

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

Acquisition, Exploration and Evaluation Expenditures
The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Recent Accounting Pronouncements
In March 2005, the FASB issued an interpretation of Statement No. 143, "Accounting for Asset Retirement Obligations". This interpretation clarifies that the term "conditional asset retirement obligation" as used in the Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist.

Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company's consolidated financial position or consolidated results of operations and cash flows.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in  accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

FASB Statement No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after

December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows at this time.

ITEM 8B. OTHER INFORMATION

None to Report.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of March 26, 2007.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                           Age                Position                                      Term

Mark Hague*                  39                  President & Director                  1 Year

*Mark Hague is the President and Director of Georgia International Mining Corporation.

We do not have comparative compensation disclosure for the past fiscal year due to the company only being in operation for 12 months.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Mark Hague, Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer  Since early 1990’s Mr. Hague has been general manager of Fu Kwai Enterprises Ltd.., a company involved in Real Estate Development in British Columbia, Canada. Through this company, Mr. Hague developed many properties for commercial and residential use. He also explored sites for mining companies to house their employees and to store mining equipments. Mr. Hague continues to be the general manager of Fu Kwai Enterprises Ltd. and devotes approximately 20 hours per week to Georgia International Mining Corporation and will devote additional time as need requires.

Mr. Hague resides in Langley, British Columbia.

Compliance with Section 16(a) of Securities Exchange Act of 1934.

During the fiscal year ended December 31, 2006, our sole Director and Officer complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Director and Officer and their written representations that such reports accurately reflect all reportable transactions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                         Position                             Salary                  Directors’ fees

Mark Hague(*)             President & Director            $0.00                           $0.00

(*) Mark Hague is the President and Director of  Georgia  International Mining Corporation.

We do not have comparative compensation disclosure for the past fiscal year due to the company only being in operation for 12 months.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2005	2006	2005	2006	2005	2006	2005	2006
Mark Hague	Chair, CEO, CFO, CAO	0	0	0	0	$0	$0	$0	$0

We currently have one director.

As of March 26, 2007, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

We intend to do one or a combination of the following to compensate our employees, officers and directors so that they are retained and so that we can attract qualified personnel as we deem appropriate.

Develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

We do not have an audit committee or a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of  March 26, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                            AMOUNT AND NATURE         PERCENT OF
                                                            OF BENEFICIAL SHARES       OUTSTANDING
                NAME                                 OWNED                                     OWNERSHIP
Mark Hague                                          4,000,000 common shares                   48%
__________________
Mr. Hague’s shares are not registered.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

In September 2006, the president purchased Claim number 529404 from shareholder Doug Merrick in the amount of $7, 038. On January 8, 2007, the president sold this same claim to the issuer’s subsidiary, EG Gold Mines, Inc. for the same purchase price of $7,038.

Shareholder, Tom Hatton is the president of Gemco Minerals and company entered into an agreement with Gemco on July 30, 2005 as disclosed throughout our 10KSB.

ITEM 13. EXHIBITS

Exhibits

(a)   Audited Consolidated Financial Statements (included in Part 11 of this Report):

       Auditor’s Report
       Consolidated Balance Sheet – December 31, 2006
       Consolidated Statements of  Operations and Deficit – December 31, 2006
       Consolidated Statements of Cash Flows – December 31, 2006
       Consolidated Statement of Stockholders’ Equity – December 31, 2006
       Notes to Consolidated Financial Statements – December 31, 2006

(b)   Reports on Form 8A12G – February 21, 2007
       Report on Form 8K – February 27, 2007

(c)   Exhibit
       14.1 Code of Ethics
       31.1 Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
       32.1  Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Although our audit fees have increased because we are a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission, many of these same expenses have been incurred to date due to our merger, and during the last fiscal year we have had two full audits performed whereas only one would be done in a typical year. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

The auditor’s fee for fiscal 2006 were approximately $15,696 was paid but yet not invoiced.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   GEORGIA INTERNATIONAL MINING CORPORATION
                                                                                                         (Registrant)

                                                                    By      /s/ Mark Hague
                                                                              Mark Hague, Chief Executive Officer,
                                                                              Chief Financial Officer & Chief Accounting Officer

                                                                    Date   March 30, 2007