Form 10QSB
period 2007-03-31
GEORGIA INTERNATIONAL MINING CORP
filed 2007-05-03
CIK 1320691

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  000-52482

GEORGIA INTERNATIONAL MINING CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada                                                                                                20-2308107
(State or Other Jurisdiction                                                               (I.R.S. Employer
of Incorporation or                                                                                  Identification
 Organization)                                                                                                Number)

299 – 1917 West 4th Avenue, Vancouver, BC. V6J 1M7
(Address of registrant's principal executive offices)

Tel: 604-813-8529
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]         No   [  ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [  ]          No   [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 8,065,300 outstanding as of May 1, 2007.

___________________________________________________________________________

PART I ‑ FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA INTERNATIONAL MINING CORP.
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
Unaudited US Funds

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
March 31, 2007
(US Dollars)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets

Current:
Cash on hand	$ 14,195	$ 1,615
Subscriptions receivable	6,530	-
Prepaid expenses (Note 3)	19,166	-

	39,891	1,615

Mineral Property (Note 4)	42,038	35,000

	$ 81,929	$ 36,615
	============	============

Liabilities
Current:
Amounts Payable	4,105	6,281
Due to related parties (Note 5)	112,008	65,999

Total Liabilities	116,113	72,280

Stockholders Equity and Deficit
Deficit, per Exhibit “B”	(49,015)	(43,865)
Other accumulated comprehensive loss	101	-
Capital stock, $0.001 par value, 70,000,000 shares
authorized, 8,200,000 issued and outstanding	8,200	8,200
Shares subscribed (Note 6)	6,530	-

Total Equity	(34,184)	(35,665)

	$ 81,929	$ 36,615
	============	============

Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

F-1

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three Months Ended March 31, 2007
(US Dollars)
(Unaudited)

	March 31, 2007	March 31, 2006	Cumulative From January 19, 2005 (Date of Inception) To March 31, 2007

Revenue	$ -	$ -	$ -

Expenses:
Accounting and audit	1,800	1,970	21,042
Bank charges	45	76	677
Legal	937	952	13,076
Mineral Property Cost	117	144	3,623
Transfer agent	2,250	1,441	10,596

Net Loss	$ 5,150	$ 4,583	$ 49,015
	============	============	=============

Loss per share:
Basic	$0.001	$0.001	$0.006
Fully diluted	$0.001	$0.001	$0.006

Weighted average number of common shares outstanding:
Basic	8,200,000	8,200,000	8,200,000
Fully Diluted	8,200,000	8,200,000	8,200,000

The accompanying notes are an integral part of these financial statements

F-2

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Three Months Ended March 31, 2007
(US Dollars)
(Unaudited)

	March 31, 2007	March 31, 2006	Cumulative From January 19, 2005 (Date of Inception) To March 31, 2007
Operating activities:
Net (Loss), per Exhibit “B”	$ (5,150)	(4,583)	$ (49,016)

Net change in non-cash working capital
Subscriptions receivable	$ (6,530)	-	(6,530)
Prepaid expenses	(19,166)	-	(19,166)
Accounts payable	(2,176)	(1,173)	4,106

Cash flows (used in) operating activities	(33,022)	(5,756)	(70,605)

Investing activity:
Purchase of mineral properties	(7,038)	-	(42,038)

Cash flows (used in) investing activities	(7,038)	-	(42,038)

Financing activities:
Loans from related parties	46,009	18,379	112,008
Common Shares subscribed	6,530	-	14,730

Cash flows from financing activities	52,539	18,379	126,738

Foreign exchange included in other comprehensive loss	101	-	101

Net increase in cash	12,580	12,623	14,196

Cash, beginning of period	1,615	1,564	-

Cash, end of period	$14,195	$14,187	$14,196
	============	============	=============

The accompanying notes are an integral part of these financial statements

F-3

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to March 31, 2007
(US Dollars)
(Unaudited)

	Common Stock
	Shares	Amount	Deficit	Total

Balance January 19, 2005	$ -	$ -	$ -	$-

Shares issued for cash at $0.001 on February 10, 2005	8,200,000	8,200		8,200

Net Loss			-24,112	-24,112

Balance at December 31, 2005	8,200,000	8,200	-24,112	-15,912

Net Loss – December 31, 2006			-19,753	-19,753

Balance at December 31, 2006	8,200,000	8,200	-43,865	-35,665

Net Loss – March 31, 2007			-5,150	-5,150
Translation adjustment			101	101
Shares subscribed		6530		6,530

Balance at March 31, 2007	8,200,000	14,729	-48,915	-34,184
===========================	===========	===========	===========	===========

The accompanying notes are an integral part of these financial statements

F-4

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

1.     Exploration Stage Company

Georgia International Mining Corporation (“the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2005 with authorized common stock of 70,000,000 shares at $0.001 par value.  Georgia was organized for the purpose of conducting mining exploration, developing mining sites and producing minerals to the consumer markets. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2007, the Company has a working capital deficit of $76,222 and has accumulated losses of $49,015 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, E G Gold Mines Canada, Inc. (“E G Gold”), a company incorporated in the Province of British Columbia, Canada, on December 13, 2006. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

b)     Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

c)     Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)     Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

f)     Financial Instruments

The fair values of cash, investments, accounts payable, accrued liabilities, amounts due to shareholders and amounts due to related parties, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Principles (continued)

g)     Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

h)     Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

Mineral property exploration costs are expensed as incurred. When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.  Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Principles (continued)

i)     Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)     Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

k)     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

l)     Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Principles (continued)

m)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Principles (continued)

m)     Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

n)     Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation.

3.     Prepaid Expenses

In March 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  Of this amount, $833 was allocated to transfer agent expenses during the period ended March 31, 2007.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(Unaudited)

4.     Mineral Property Interest

On July 30, 2005 Georgia signed an option agreement with Firstline Environmental Solutions Inc, A Florida Corporation “FESI” to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims are part of the Burns Group Mineral Claim that, encompass 3,900 hectare or 12,000 acres. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008.

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

The purchase price is $7038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured.

5.     Related Party Transactions

During the period ended March 31, 2007 the Company’s President and Director loaned the Company $112,008 (December 31, 2006: $65,999) to finance working capital.  The loan does not bear any interest and no specific repayment date.

All loans are recorded at face value and are expected to be paid during the 2007 fiscal year.  As such, these loans are recorded as current liabilities.

6.     Common Stock

In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The shares are to be issued in the next quarter and total proceeds of $6,530 were deposited in April 2007.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements
This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview
Georgia International Mining Corp.  (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the mining business and the purpose of the company is to explore minerals for commercial use. The main focus is on the precious metal such as gold, diamond and silver. The secondary focus will be on the prime industrial metals such as copper and zinc. The mineralization focus is based on the market breadth and width for each type of mineral. The precious metals are used to hedge against economic fluctuations and for personal use, such as jewelry, and therefore its market is much greater then the industrial metals which, depends on economic conditions related to the manufacturing sector.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Mines Canada, Inc.  EG Mines Canada, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The president, Mark Hague, accepted a promissory note in the amount of $7.038.

Subsequently, we have started the process of setting up an Ontario subsidiary in the name of EG Mines (Ont) Inc.  The name was reserved and the incorporation documents submitted.

We have one employee as of the date of this annual report our director and president, Mark Hague. Subsequently we have hired an administrator and her employment commenced May 1, 2007. We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes.  None of the company’s employees are covered by a collective bargaining agreement.

From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favour of the name change and will submit to the Nevada Secretary of State the company’s amended articles during the fiscal year.

Our accumulated deficit as of the period ended on March 31, 2007 was $49,015 and as of December 31, 2006, the accumulated deficit was $43,865.  During the period ended March 31, 2007, the deficit increased by $5,150.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending March 31, 2007 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-QSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition
During the three months ended March 31, 2007 the Company recorded a net loss of $5,150 as compared to a loss of $4,583 for the three months ended March 31, 2006. This is an increase in the loss of approximately $567. The loss is represents $0.006 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected annual information

                                                                                               Mar31, 2007           Mar 31, 2006

Revenues                                                                                 Nil                           Nil
Net Loss                                                                                  $5,150                    $4,583
Loss per share-basic and diluted (cumulative)                            $0.001                    $0.001
Total Assets                                                                             $81,929                   $36,615
Total Liabilities                                                                         $116,113                 $72,280
Cash dividends declared per share                                            Nil                           Nil

As of March 31, 2007, Georgia had total liabilities of $116,113 consisting of $4,105 in accounts payable and accrued liabilities and $112,008 due to shareholders. Liabilities increased approximately $43,833 from December 31, 2006 due to an increase in shareholder’s loans of $46,009 less a reduction in accounts payables $2,176.

Georgia's current assets at March 31, 2007, consisted of $14,195 in cash which increased from $1,615 as of December 31, 2006, as well as $6,530 in subscriptions receivable and $19,166 in prepaid expenses, both of which did not exist in prior periods.  Total assets as of March 31, 2007 were $81,929 with Mineral claims recorded at $42,038.

Revenues
No revenue was generated by the Company's operations during the three months ended March 31, 2007 nor since inception January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $5,150 consist of accounting and audit, legal and transfer agent fees, in the amounts of $1,800, $937 and $2,250 respectively.

Plan of Operations
Our plan of operations for the next twelve months is to raise the $1,000,000 capital as per our SB2 filing and principally use the offering proceeds to finance the drilling program and to provide working capital necessary to complete the exploration and drilling phase for our mineral properties. There is no guarantee we will raise all or any of the one million funds pursuant to the SB2 offering, in which case we would have to reduce or cancel our drill program and therefore lessen our chances to find valuable commercial deposits.

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

On December 8, 2006 GIMC received confirmation for the name reservation of Empire Gold Mines, Inc.  From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favour of the name change.  On January 22, 2007, the company prepared and filed its amended Articles with the State of Nevada changing the company name to Empire Gold Mines, Inc.  We expect to receive stamped file copies in due course.

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

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event; our operations may be required to be curtailed.

Liquidity and Capital Resources
Overview – Quarter- ended March 31, 2007

We had cash of $14,195 as of March 31, 2007, compared to cash of $1,615 as of December 31, 2006. We had a working capital deficiency of $76,222 as of March 31, 2007, compared to a working capital deficiency of $70,665 as of December 31, 2006.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at March 31, 2007 were $81,929. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities increased $27,266 to $33,022 for the three months ended March 31, 2007 compared to $5,756 for March 31, 2006. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook investing activities of $7,038 during the three months ended March 31, 2007 for acquisition of the mineral claims discussed above, while no investing activities were incurred during the three months ended March 31, 2006. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The shares are to be issued in the next quarter and total proceeds of $6,530 were deposited in April 2007.

We expect our salary expenses to increase in the next quarter by $2,500.00 ($3,000CDN) per month.

We will continue to have professional fees and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our depreciation expense to increase in the next quarter due to the depreciation of the equipment.

We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

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

Other Information - Certain Relationships and Related Transactions
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

Item 3.     Controls and Procedures.

Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security‑Holders.

            None.

Item 5.     Other Information.

Pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007, the company completed subscription agreements for 65,300 common shares for total proceeds of 6,530.00.

Item 6.     Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                           GEORGIA INTERNATIONAL MINING CORP.
                                                                                           (Registrant)

Dated:   May 1, 2007                                                          By:       /s/ Mark Hague
                                                                                                       Mark Hague, Chief Executive Officer
                                                                                                       (Principal Executive Officer) Chief Financial
                                                                                                       Officer, Chief Accounting Officer (Principal
                                                                                                       Financial Officer)