Form 10QSB/A
period 2007-03-31
GEORGIA INTERNATIONAL MINING CORP
filed 2007-05-29
CIK 1320691

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

Yes   [X]          No   [  ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 8,065,300 outstanding as of May 25, 2007.

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

SEC Rule 405 under the Securities Exchange Act defines a "shell company" as a registrant with no or nominal operations and no or nominal assets or just assets consisting entirely of cash.  A shell company is required to identify itself as such on the cover page of its periodic SEC reports.  In the event of certain corporate reorganizations effecting a change in control of the SEC reporting company with an otherwise privately held company, a shell company is required to make extensive additional disclosures regarding the shell company and the privately held company whose objective may be to become an SEC reporting, public company.  We have identified ourselves as a shell company because of our limited operations and assets to date.  It is not our plan or intention to seek out or entertain proposals for reorganization of our company with any other company which would result in a change in control or change in our business objective of being a successful mining company.   The point at which a potential shell company's operations and assets would no longer be considered nominal is not defined in the Rule and has  not been clarified by any SEC pronouncements or judicial interpretations.  We intend to re-evaluate our operations and assets as well as any additional legal clarification prior to the filing of every report to determine if it is appropriate to change our self determined status.

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

Selected annual information

                                                                                               Mar 31, 2007           Mar 31, 2006

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

                                                                                           GEORGIA INTERNATIONAL MINING CORP.
                                                                                           (Registrant)

Dated:   May 25, 2007                                                          By:     /s/ Mark Hague
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