Form 10QSB
period 2007-06-30
GEORGIA INTERNATIONAL MINING CORP
filed 2007-08-15
CIK 1320691

__________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2007

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
(Address of registrant's principal executive offices)

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

Common, $.001 par value per share: 8,065,300 outstanding as of August 3, 2007.

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA INTERNATIONAL MINING CORP.
CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
Unaudited US Funds

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2007
(US Dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets

Current:
Cash on hand	$ 8,336	$ 1,615
Accounts receivable	250	-
Prepaid expenses and deposits (Note 3)	19,166	-

	27,752	1,615

Mineral Property (Note 4)	7,038	35,000

	$ 34,790	$ 36,615
	============	============

Liabilities
Current:
Amounts Payable	$ 4,220	$ 6,281
Due to related parties (Note 5)	113,675	65,999

Total Liabilities	117,895	72,280

Stockholders Equity and Deficit
Capital stock, $0.001 par value, 70,000,000 shares
authorized, 8,265,300 issued and outstanding	8,265	8,200
Additional paid-in capital	6,465	-
Deficit, per Exhibit “B”	(97,833)	(43,865)
Other accumulated comprehensive loss	(2)	-

Total Equity	(83,105)	(35,665)

	$ 34,790	$ 36,615
	============	============
Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

F-1

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Six Months Ended June 30, 2007
(US Dollars)
(Unaudited)

	June 30, 2007	June 30, 2006	Cumulative From January 19, 2005 (Date of Inception) to June 30, 2007

Revenue	$ -	$ -	$ -

Expenses:
Accounting and audit	4,763	6,403	24,005
Bank charges	99	89	731
Legal	3,298	499	15,437
Management fees	-	-	0
Mineral property cost	774	-	4,280
Office expenses	135	2,639	135
Transfer agent	9,898	2,402	18,244

Operating Loss	18,968	12,032	62,833

Other Items
Writedown of mineral property	35,000	-	35,000

Net Loss	$ 53,968	$ 12,032	$ 97,833
==================================================================

Net loss per weighted-average share -
Basic and fully diluted	$0.007	$0.001
Weighted average number of common shares outstanding:
Basic and fully diluted	8,205,820	8,200,000

The accompanying notes are an integral part of these financial statements

F-2

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Six Months Ended June 30, 2007
(US Dollars)
(Unaudited)

	June 30, 2007	June 30, 2006	Cumulative From January 19, 2005 (Date of Inception) to June 30, 2007

Operating activities:
Net (Loss), per Exhibit “B”	$ (53,968)	$ (12,032)	$ (97,834)

Net change in non-cash working capital
Subscriptions receivable	$ (250)	-	(250)
Prepaid expenses	(19,166)	-	(19,166)
Accounts payable	(2,062)	(2,015)	4,221
Writedown of mineral property	35,000		35,000

Cash flows (used in) operating activities	(40,445)	(14,047)	(78,028)

Investing activity:
Purchase of mineral properties	(7,038)	-	(42,038)

Cash flows (used in) investing activities	(7,038)	-	(42,038)

Financing activities:
Loans from related parties	47,676	17,140	113,675
Common shares issued	6,530	-	14,730

Cash flows from financing activities	54,206	17,140	128,405

Foreign exchange included in other comprehensive loss	(2)	-	(2)

Net increase in cash	6,721	3,093	8,336

Cash, beginning of period	1,615	1,564	-

Cash, end of period	$8,336	$4,657	$8,336
	=======================================

The accompanying notes are an integral part of these financial statements

F-3

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2007, the Company has a working capital deficit of $90,143 and has accumulated losses of $97,833 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)       Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007
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
For the Six Months Ended June 30, 2007
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
For the Six Months Ended June 30, 2007
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
For the Six Months Ended June 30, 2007
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
For the Six Months Ended June 30, 2007
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

3.       Prepaid Expenses

On March 15, 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  As of June 30, 2007, $5,833 has been allocated to transfer agent expenses. The Company also issued $5,000 to TD Canada Trust as a deposit for the corporate visa during the period ended June 30, 2007.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007
(Unaudited)

4.       Mineral Property Interest

On July 30, 2005 Georgia signed an option agreement with Firstline Environmental Solutions Inc., a Florida Corporation “FESI” to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims are part of the Burns Group Mineral Claim that, encompass 3,900 hectare or 12,000 acres. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008.

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

On June 30, 2007, the option to purchase the three mineral claims expired as the Company was unable to pay the installment of $125,000, due June 30, 2007 and complete its required exploration program on the claims. Pursuant to the option agreement, the Company will not be entitled to recover its initial $35,000 investment in said claims, and the amount has been written off in the financial statements.

On January 8, 2007 the Company’s wholly owned subsidiary, E G Gold Mines Inc. entered into an agreement with the President to acquire 100% of his rights to mineral claim #204547 which is located approximately 40 miles south of Wells, British Columbia, Canada.  The claim is situated in the Cariboo Mountains and contains 25 cells (approximately 1,500 acres) of gold mining property.

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured

5.       Related Party Transactions

During the period ended June 30, 2007 the Company’s President and Director loaned the Company $113,675 (December 31, 2006: $65,999) to finance working capital.  The loan does not bear any interest and no specific repayment date.

All loans are recorded at face value and are expected to be paid during the 2007 fiscal year.  As such, these loans are recorded as current liabilities.

6.       Common Stock

In March 2007, the Company authorized subscription agreements for 65,300 common shares at $0.10 per share pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.

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

On June 30, 2007, the option to purchase the three mineral claims expired as the Company was unable to pay the installment of $125,000, due June 30, 2007 and complete its required exploration program on the claims. Pursuant to the option agreement, the Company will not be entitled to recover its initial $35,000 investment in said claims, and the amount has been written off in the financial statements.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Mines Canada, Inc.  EG Mines Canada, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7,038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The president, Mark Hague, accepted a promissory note in the amount of $7.038.

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

Our accumulated deficit as of the period ended on June 30, 2007 was $97,833 and as of December 31, 2006, the accumulated deficit was $43,865.  During the period ended June 30, 2007, the deficit increased by $53,968.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending June 30, 2007 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-QSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition
During the six months ended June 30, 2007 the Company recorded a net loss of $53,968 as compared to a loss of $12,032 for the six months ended June 30, 2006. This is an increase in the loss of approximately $41,936. The loss is represents $0.007 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

                                                                                           Jun 30, 2007         Jun 30, 2006
Revenues                                                                             Nil                         Nil
Net Loss                                                                             $53,968                 $12,032
Loss per share-basic and diluted (cumulative)                       $0.007                   $0.001
Total Assets                                                                         $34,790                 $39,657
Total Liabilities                                                                     $117,895               $67,601
Cash dividends declared per share                                        Nil                          Nil

As of June 30, 2007, Georgia had total liabilities of $117,895 consisting of $4,220 in accounts payable and accrued liabilities and $113,675 due to related parties. Liabilities increased approximately $50,294 from June 30, 2006 due to an increase in amounts due to related parties of $54,386 less a reduction in accounts payables $4,092.

Georgia's current assets at June 30, 2007, consisted of $8,336 in cash which increased from $4,657 as of June 30, 2006, as well as $250 in accounts receivable and $19,166 in prepaid expenses, both of which did not exist in prior periods.  Total assets as of June 30, 2007 were $39,657 with Mineral claims recorded at $7,038. Mineral properties were reduced by $35,000 from $42,038 at December 31, 2006, due to a write down of $35,000 for mineral claim options as discussed under the net loss section.

Revenues
No revenue was generated by the Company's operations during the six months ended June 30, 2007 nor since inception January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $18,968 consist of accounting and audit, legal and transfer agent fees, in the amounts of $4,763, $3,298 and $9,898 respectively.

The Company also recorded other expense items for the writedown of mineral property in the amount of $35,000 during the period ended June 30, 2007.  This is a result of the expiration of the option to purchase the three mineral claims under option as the Company was unable to pay the installment of $125,000, due June 30, 2007 and complete its required exploration program on the claims. Pursuant to the option agreement, the Company will not be entitled to recover its initial $35,000 investment in said claims, and the amount has been written off in the financial statements.

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

On December 8, 2006 GIMC received confirmation for the name reservation of Empire Gold Mines, Inc.  From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favour of the name change.  On January 22, 2007, the company prepared and filed its amended Articles with the State of Nevada changing the company name to Empire Gold Mines, Inc. The Company expects to receive confirmation with stamped file copies in due course.

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

Liquidity and Capital Resources
Overview – Quarter- ended June 30, 2007

We had cash of $8,336 as of June 30, 2007, compared to cash of $1,615 as of December 31, 2006. We had a working capital deficiency of $90,143 as of June 30, 2007, compared to a working capital deficiency of $70,665 as of December 31, 2006.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at June 30, 2007 were $34,790. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities increased $26,398 to $40,445 for the six months ended June 30, 2007 compared to $14,047 for June 30, 2006. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook investing activities of $7,038 during the six months ended June 30, 2007 for acquisition of the mineral claims discussed above, while no investing activities were incurred during the six months ended June 30, 2006. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.

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

As of June 30, 2007 the total amount owing to the president is $113,675 for consideration/monies advanced to date.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

None.

Item 5.       Other Information.

None

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

                                                                        GEORGIA INTERNATIONAL MINING CORP.
                                                                         (Registrant)

Dated:    August 13, 2007                                                By:    /s/ Mark Hague
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