Form 10KSB
period 2007-12-31
GEORGIA INTERNATIONAL MINING CORP
filed 2008-04-02
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52482

Georgia International Mining Corporation (Exact name of registrant as specified in its charter)

Nevada                                                                                                                              20-2308107
(State or other jurisdiction                                                                                           (I.R.S. Employer
of incorporation or organization)                                                                          Identification Number)

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
          YES [  ]   NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES [  ]   NO [X]

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

The aggregate market value of the voting stock held by non-affiliates of the Company on March 30, 2008 was $413,265.

As of March 30, 2008 the Company had 8,265,300 issued and outstanding shares of common stock.

Table of Contents

Part I ...................................................................................................................................................	1

Item 1. Description of Business ....................................................................................................	1
Item 2. Description of Property ....................................................................................................	5
Item 3. Legal Proceedings ............................................................................................................	6
Item 4. Submission of Matters to a Vote of Security Holders .........................................................	6

Part II ..................................................................................................................................................	6

Item 5. Market for Common Equity and Related Stockholder Matters ..........................................	6
Item 6. Management’s Discussion and Analysis or Plan of Operation ............................................	7
Item 7. Financial Statements .........................................................................................................	10
Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure ..	24
Item 8A. Controls and Procedures ................................................................................................	24
Item 8B. Other Information ...........................................................................................................	25

Part III ................................................................................................................................................
26
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act ............................................................................................................	26
Item 10. Executive Compensation .................................................................................................	26
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ....................................................................................................................	27
Item 12. Certain Relationships and Related Transactions ...............................................................	28
Item 13. Exhibits ..........................................................................................................................	28
Item 14. Principal Accountant Fees and Services ..........................................................................	28

SIGNATURES ....................................................................................................................................	29

Exhibit 31.1 - Certifications ..........................................................................................................	30
Exhibit 14.1 – Code of Ethics .......................................................................................................	32

GEORGIA INTERNATIONAL MINING CORP.

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

On April 18, 2007, the company raised $6,530.00 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007.

Mark Hague is a director and officer and has no previous experience in mineral exploration or operating a mining company. Mr. Hague owns 48.39% of our outstanding common stock. Since Mr. Hague owns a majority of our outstanding shares and he is a director and officer of our company he has the ability to elect directors and control the future course of our company. Investors may find the corporate decisions influenced by Mr. Hague are inconsistent with the interests of other stockholders.

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

GEORGIA INTERNATIONAL MINING CORP.

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

We need to raise funds to carry-on with our  objective to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. If we raise sufficient funds we will explore our claim between June 1, 2008and October 15, 2008.

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

We are a new and under-funded company with no history of operations or revenue generation. Our management team has no mining background. Our competitors are in the business for many years and are well funded. Our success will depend on the successful implementation of our business strategies as outlined in this document.

Business of Issuer
We are in the mining business and the purpose of the company is to explore minerals for commercial use. The main focus is on the precious metal such as gold, diamond and silver. The secondary focus will be on the prime industrial metals such as copper and zinc. The mineralization focus is based on the market breadth and width for each type of mineral. The precious metals are used to hedge against economic fluctuations and for personal use, such as jewelry, and therefore its market is much greater than the industrial metals which, depends on economic conditions related to the manufacturing sector.

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

GEORGIA INTERNATIONAL MINING CORP.

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

From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favour of the name change.  The company has not yet filed the forms with the Nevada Secretary of State to amended articles of the company.

In February 2007, our director Noelle Anderson resigned and our president, Mark Hague is sole director and officer of our company.

On April 18, 2007, the company raised $6,530.00 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007.

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

There are no bankruptcy, or receivership, or similar proceedings against the parent or operating subsidiary.

Future Development Projects
The Company is designated a Shell Company and is seeking additional funding to carryout the company’s operations plan.

Our objective is to raise funds to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2008 and October 15, 2008.

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

We are a new and under funded company with no history of operations or revenue generation and we are designated as a shell company. Our management team has no mining background. Our competitors are in the business

GEORGIA INTERNATIONAL MINING CORP.

for many years and are well funded. Our success will depend on the successful implementation of our business strategies as outlined in this document.

Marketing and Sales Strategy
The company will need to raise funds to commence the drilling program. Once we are able to drill and we receive positive results and they are confirmed and the existing shareholders approve the new stock issuance, we will contact the commodity traders to secure sales contracts. The traders usually sign an agreement (namely: Supply Agreement) to purchase one or two years worth of supplies. This means GIMC will have one or two years of revenue generated from its mining activities to support its on going operations while seeking additional contracts or conducting more drilling programs to increase the volume of its mineral reserves.

GIMC intends to be a member of a mining association (such as British Columbia Mining Association) to create market awareness. We are in the process of developing our website to communicate our business initiatives and results to all of our stakeholders (Shareholders, employees, customers and suppliers).

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

GEORGIA INTERNATIONAL MINING CORP.

Products and Services Offered
We are engaged in the acquisition and exploration of mineral properties in the Province of British Columbia. Our primary focus is to raise funds to explore our property.

We are an exploration stage company and all of our properties are presently in the exploration stage. We have been designated as a “shell” company. We do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

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

Seasonality
Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. If we raise sufficient funds we will explore our claim between June 1, 2008 and October 15, 2008.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our securities are quoted on the Over-the-Counter Bulletin Board under symbol “GIMC”. There is no assurance that a trading market will be sustained. A purchaser of common shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so for public resale. Furthermore, the common shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan. Pursuant to this registration statement, we proposed to publicly offer a maximum of 10,000,000 common shares of which only 65,300 shares were sold. To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock. We currently have 41 shareholders.

Market Information
Our common stock is quoted on the U.S Over-the-counter Bulletin Board under symbol “GIMC”.

As of March 30, 2008, there have been no trades.

GEORGIA INTERNATIONAL MINING CORP.

Holders
As of March 30, 2008, there were 41 holders of record of Georgia International Mining Corporation holding 8,265,300 shares.

Dividends
Georgia International Mining Corporation has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending December 31, 2007 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Discussion of Operations & Financial Condition
During the twelve months ended December 31, 2007 the Company recorded a net loss of $67,455  as compared to a loss of $19,754  for the twelve months ended December 31, 2006. This is a decrease in the loss of approximately $47,701 . The loss is represents $0.005 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected annual information

	Dec 31, 2007	Dec 31, 2006
Revenues	Nil	Nil
Net Loss	$67,455	$19,754
Loss per share-basic and diluted (cumulative)	$0.008	$0.005
Total Assets	$19,634	$36,615
Total Liabilities	$116,224	$72,282
Cash dividends declared per share	Nil	Nil

As of December 31, 2007, Georgia had total liabilities of $116,224consisting of $1,799in accounts payable and accrued liabilities and $114,425due to shareholders. Liabilities increased approximately $43,944from 2006 due to an increase in shareholder’s loans of $48,426 less a reduction in accounts payables $4,492.

Georgia's current assets at December 31, 2007, consisted of $3,580in cash which increased from $1,615as of December 31, 2006.  Total assets as of December 31, 2007 were $19,634with Mineral claims recorded at $7,038.

GEORGIA INTERNATIONAL MINING CORP.

Revenues
No revenue was generated by the Company's operations during the years ended December 31, 2007 and December 31, 2006.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $67,455consist of accounting and audit, legal and transfer agent fees, in the amounts of $4,293, $3,298 and $19,720 respectively.

Plan of Operations
Our plan of operations for the next twelve months is to raise the $1,000,000 capital as per our SB2 filing and principally use the offering proceeds to finance the drilling program and to provide working capital necessary to complete the exploration and drilling phase for our mineral properties.

We have signed an option agreement with Gemco Minerals Inc. (formerly Firstline Environmental Solutions Inc.) to purchase three claims, numbers; 506335, 506336 and 506337, located in the Cariboo District, British Columbia.  The claims are part of the Burns Group Mineral Claim that, encompass 5,134 hectares (12,685 acres). The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The first installment is due to Gemco within the next three months and GIMC does not currently have the funds in place to fulfill the installment payment of $125,000 at this time.  GIMC may have to seek equity or debt financing to pay the next payment or GIMC may lose the project.  The agreement further stipulates that Georgia must commence mineral exploration on the properties as soon its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims. Gemco may cancel this agreement and Georgia will not be entitled to recover its $35,000 investment as  Georgia did not complete the exploration by June 30, 2007.

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

Once we raise sufficient funds our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits.   Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2008 and October 15, 2008.

GEORGIA INTERNATIONAL MINING CORP.

Liquidity and Capital Resources

Cash and Working Capital
We had cash of $3,580as of December 31, 2007, compared to cash of $1,615as of December 31, 2006. We had a working capital deficiency of $103,628as of December 31, 2007, compared to a working capital deficiency of $70,337as of December 31, 2006.

The Company’s assets are recorded at the lower of cost or market value. The total assets at December 31, 2007 were $19,634. The majority of our assets are long-term in nature and thus considered to be of lower liquidity. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

Cash Used in Operating Activities
Cash used in operating activities increased $22,154to $45,953for 2007, compared to $23,799for 2006. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We did not undertake any investing activities during 2007compared to cash of $35,000 used in investing activities during 2006. Investing activities during 2005 was primarily comprised of acquisition of mineral claims. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

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

GEORGIA INTERNATIONAL MINING CORP.

Item 7.   Financial Statements

GEORGIA INTERNATIONAL MINING CORPORATION

CONSOLIDATED
FINANCIAL STATEMENTS

For the Year ended December 31, 2007

GEORGIA INTERNATIONAL MINING CORP.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Georgia International Mining Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Georgia International Mining Corporation (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and the period from inception January 19, 2005 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia International Mining Corporation (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and the period from inception January 19, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated any revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2007 $	December 31, 2006 $

Assets

Cash	$ 3,580	$ 1,615

Miscellaneous receivable	250	----
Prepaid expenses (note 3)	8,766	----

Current assets	12,596	1,615

Mineral property	7,038	35,000

Total Assets	$ 19,634	$ 36,615
	============	============

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	$ 1,799	$ 6,281
Due to related parties (Note 5)	114,425	65,999

Current liabilities	116,224	72,280

Stockholders’ Equity ( Deficit )

Capital stock $0.001 par value, 70,000,000,authorized 8,265,300 issued and outstanding at December 31, 2007 (8,200,000 issued and outstanding at December 31 , 2006)	14,730	8,200

Deficit Accumulated During the Exploration Stage	(111,320)	(43,865)

	(96,590)	(35,665)

Total Liabilities and Stockholders’ Deficit	$ 19,634	$ 36,615
	============	============

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Operations

			For the period
	For the period	For the Year	From inception
	Ended	Ended	January 19, 2005
	December 31,	December 31,	to December 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

General and Administration Expenses	32,455	19,754	76,320

Operating ( Loss )	(32,455)	(19,754)	(76,320)

Writedown of mineral property	35,000	---	- 35,000

Provision for Income Taxes	----	-----	-----

Net ( Loss)	(67,455)	(19,754)	(111,320)
	============	============	=============

Net Loss Per Share	( $ 0.08)	( $ 0.02)	( $ 0.13)

Weighted Average Shares Outstanding	8,205,820	8,200,000	8,205,820

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Statements of Cash Flows

			For the period
			From inception
	December 31, 2007	December 31, 2006	January 19, 2005 to December 31,2007
	$	$	$

Operating Activities
Net Loss	(67,455)	(19,754)	(111,320)
Change in Non-Cash Working Capital Items
Receivables	(250)	-----	(250)
Prepaid Expenses	(8,766)	-----	(8,766)
Mineral Property Writedown	35,000	-----	35,000
Accounts Payable	(4,482)	(4,045)	1,799

Net Cash(used) Provided by Operating Activities	(45,953)	(23,799)	(83,537)

Investing Activities
Mineral Properties	(7,038)	------	(42,038)

Net Cash (Used) in Investing Activities	(7,038)	-----	(42,038)

Financing Activities
Common Shares Issued	6,530	----	14,730
Related Party Payables	48,426	23,850	114,425

Net Cash Provided by Financing Activities	54,956	23,850	129,155

Increase in Cash	1,965	51	3,580
Cash – Beginning of Period	1,615	1,564	0

Cash – End of Period	$ 3,580	$ 1,615	$ 3,580

Supplemental Information
Taxes Paid	0	0	0

Interest Paid	0	0	0

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to December 31, 2007
(US Dollars)

	Common Stock		Accumulated Deficit during Exploration
	Shares	Amount	Stage	Total

Balance January 19, 2005	$ -	$ -	$ -	$-

Shares issued for cash at $0.001 on February 10, 2005	8,200,000	8,200	-------	8,200

Net Loss – December 31, 2005	-----	-----	(24,111)	(24,112)

Balance at December 31, 2005	8,200,000	8,200	(24,111)	(15,912)

Net Loss – December 31, 2006	------	-----	(19,754)	(19,754)

Balance at December 31, 2006	8,200,000	8,200	(43,865)	(35,665)

Share issued for cash April 18, 2007 at $0.010	65,300	6,530	-----	6,530

Net Loss – December 31, 2007	-----	-----	(67,455)	(67,455)

Balance at December 31, 2007	8,265,300	14,730	(111,320)	(96,590)
	==========	==========	============	==========

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Year December 31, 2007
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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

b)     Use of Estimates

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

c)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)     Basic and Diluted Net Income (Loss) Per Share

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

e)     Financial Instruments

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007
(Unaudited)

2.     Summary of Significant Accounting Principles (continued)

f)     Foreign Currency Transactions/Balances

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

g)     Mineral Property Costs

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007
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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007
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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2007
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

3.     Prepaid Expenses

In March 15, 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  As of December 31, 2007, $16,234 has been allocated to transfer agent expenses. The Company also issued $5,000 to TD Canada Trust as a deposit for the corporate visa during the period ended June 30, 2007.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
For the Yesr Ended December 31, 2007
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

5.     Related Party Transactions

During the period ended December 31, 2007 the Company’s President and Director loaned the Company $114,425 (December 31, 2006: $65,999) to finance working capital.  The loan does not bear any interest and no specific repayment date.

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

GEORGIA INTERNATIONAL MINING CORP.

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

GEORGIA INTERNATIONAL MINING CORP.

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

GEORGIA INTERNATIONAL MINING CORP.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of March 30, 2008.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                           Age              Position                                   Term

Mark Hague*                  40                President & Director                 1 Year

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

Mark Hague, Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
Since January 30, 2004 Mr. Hague owns and operates Marval Enterprises, Ltd., a residential real estate development company in Lower Mainland Vancouver, British Columbia.  Prior to starting his own business Mr. Hague from the early 1990’s until December 31, 2003, Mr. Hague was general manager of Fu Kwai Enterprises Ltd., a company involved in Real Estate Development in British Columbia, Canada. Through this company, Mr. Hague developed many properties for commercial and residential use. He also explored sites for mining companies to house their employees and to store mining equipments. Mr. Hague continues to be the general manager of Fu Kwai Enterprises Ltd. and devotes approximately 20 hours per week to Georgia International Mining Corporation and will devote additional time as need requires.

Mr. Hague resides in Langley, British Columbia.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended December 31, 2007, our sole Director and Officer complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Director and Officer and their written representations that such reports accurately reflect all reportable transactions.

Item 10.   Executive Compensation

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

GEORGIA INTERNATIONAL MINING CORP.

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

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2006	2007	2006	2007	2006	2007	2006	2007
Mark Hague	Chair, CEO, CFO, CAO	0	0	0	0	$0	$0	$0	$0

We currently have one director.

As of March 30, 2008, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  March 30, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                AMOUNT AND NATURE          PERCENT OF
                                                OF BENEFICIAL SHARES         OUTSTANDING
            NAME                         OWNED                                      OWNERSHIP

Mark Hague                             4,000,000 common shares                   48.39%
_________________
Mr. Hague’s shares are not registered.

GEORGIA INTERNATIONAL MINING CORP.

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

Item 13.   Exhibits

Exhibits

(a)     Audited Consolidated Financial Statements (included in Part 11 of this Report):

Auditor’s Report
Consolidated Balance Sheet – December 31, 2007
Consolidated Statements of  Operations and Deficit – December 31, 2007
Consolidated Statements of Cash Flows – December 31, 2007
Consolidated Statement of Stockholders’ Equity – December 31, 2007
Notes to Consolidated Financial Statements – December 31, 2007

(b)     None

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

The auditor’s fee for fiscal 2007 were approximately $6,000 was paid but yet not invoiced.

GEORGIA INTERNATIONAL MINING CORP.

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

                                                            Date  March 30, 2008