Form 10QSB
period 2008-03-31
GEORGIA INTERNATIONAL MINING CORP
filed 2008-05-15
CIK 1320691

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2008

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

Common, $.001 par value per share: 8,265,300 outstanding as of May 13, 2008.

___________________________________________________________________________

GEORGIA INTERNATIONAL MINING CORP.

TABLE OF CONTENTS

GEORGIA INTERNATIONAL MINING CORP.

PART I ‑ FINANCIAL INFORMATION

Item 1.       Financial Statements.

GEORGIA INTERNATIONAL MINING CORP.
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
Unaudited US Funds

GEORGIA INTERNATIONAL MINING CORP.
GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
March 31, 2008
(US Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current:
Cash on hand	$ 2,074	$ 3,580
Accounts receivable	250	250
Prepaid expenses and deposits (Note 3)	5,000	8,766

	7,325	12,596

Mineral Property (Note 4)	7,038	7,038

	$ 14,363	$ 19,634
	=============	=============

Liabilities

Current:
Amounts Payable	$ 3,000	$ 1,799
Due to related parties (Note 5)	115,895	114,425

Total Liabilities	118,896	116,224

Stockholders Equity and Deficit

Capital stock, $0.001 par value, 70,000,000 shares
authorized, 8,265,300 issued and outstanding	14,730	14,730
	-	-
Deficit, per Exhibit “B”	(119,262)	(111,320)
	-	-

Total Equity	(104,532)	(96,590)

	$ 14,363	$ 19,634
	=============	=============
Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

F-1

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three Months Ended March 31, 2008
(US Dollars)
(Unaudited)

	March 31, 2008	December 31, 2007	Cumulative From January 19, 2005 (Date of Inception) to March 31, 2008

Revenue	$ -	$ -	$ -

General and administrative expenses	(7,942)	32,455	82,986

Operating Loss	(7,942)	(32,455)	-82,986

Other Items
Writedown of mineral property	-	35,000	35,000

Net Loss	$ (7,942)	$ (67,455)	$ (111,320)
==============================	=============	=============	=============
Net loss per weighted-average share -
Basic and fully diluted	($0.001)	($0.008)

Weighted average number of common shares outstanding:
Basic and fully diluted	8,205,820	8,200,000

The accompanying notes are an integral part of these financial statements

F-2

GEORGIA INTERNATIONAL MINING CORP.
GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Three Months Ended March 31, 2008
(US Dollars)
(Unaudited)

	March 31, 2008	December 31, 2007	Cumulative From January 19, 2005 (Date of Inception) to March 31, 2008
Operating activities:
Net (Loss), per Exhibit “B”	$ (7,942)	(67,455)	$ (111,320)

Net change in non-cash working capital
Subscriptions receivable	$ -	(250)	(250)
Prepaid expenses	3,766	(8,766)	(8,766)
Accounts payable	1,201	(4,482)	1,799
Writedown of mineral property	-	35,000	35,000

Cash flows (used in) operating activities	(2,975)	(45,953)	(83,536)

Investing activity:
Purchase of mineral properties	-	(7,038)	(42,038)

Cash flows (used in) investing activities	-	(7,038)	(42,038)

Financing activities:
Loans from related parties	1,469	6,530	114,425
Common shares issued	-	48,426	14,730

Cash flows from financing activities	1,469	54,956	129,155

	-	-	-

Net increase ( decrease) in cash	-1,506	1,965	3,580

Cash, beginning of period	3,580	1,615	-

Cash, end of period	$2,074	$3,580	$3,580
	============	============	=============

The accompanying notes are an integral part of these financial statements

F-3

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2008
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital deficit of $92,333 and has accumulated losses of $111,571 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)       Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2007, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2008
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
For the Three Months Ended March 31, 2008
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
For the Three Months Ended March 31, 2008
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
For the Three Months Ended March 31, 2008
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
For the Three Months Ended March 31, 2008
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

3.       Prepaid Expenses

In March 15, 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  As of March 31, 2008, $20,000 has been allocated to transfer agent expenses. The Company also issued $5,000 to TD Canada Trust as a deposit for the corporate visa during the period ended March 31, 2008.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2008
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

5.       Related Party Transactions

During the period ended March 31, 2008 the Company’s President and Director loaned the Company $115,895 (December 31, 2007: $114,425) to finance working capital.  The loan does not bear any interest and no specific repayment date.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Our accumulated deficit as of the period ended on March 31, 2008 was 111,320 and as of December 31, 2007, the accumulated deficit was $67,455.  During the period ended March 31, 2008, the deficit increased by $7,942.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending March 31, 2008 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-QSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition
During the three months ended March 31, 2008 the Company recorded a net loss of $56,158 as compared to a loss of $16,967 for the three months ended March 31, 2007. This is an increase in the loss of approximately $41,936. The loss is represents $0.007 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

GEORGIA INTERNATIONAL MINING CORP.

Selected financial information

	Mar 31, 2008	Mar 31, 2007

Revenues	Nil	Nil
Net Loss	$7,942	$12,032
Loss per share-basic and diluted (cumulative)	$0.007	$0.001
Total Assets	$14,363	$39,657
Total Liabilities	$118,896	$67,601
Cash dividends declared per share	Nil	Nil

As of March 31, 2008, Georgia had total liabilities of $118,896 consisting of $3,000 in accounts payable and accrued liabilities and $115,895 due to related parties. Liabilities increased approximately $2,783 from March 31, 2007 due to an increase in amounts due to related parties of $3,887 less a reduction in accounts payables of $1,105.

Georgia's current assets at March 31, 2008, consisted of $2,074 in cash which decreased from $14,1495 as of March 31, 2007, as well as $250 in accounts receivable and $5,000 in prepaid expenses.  Total assets as of March 31, 2008 were $14,363 with Mineral claims recorded at $7,038. Mineral properties were reduced by $35,000 from $42,038 at December 31, 2007, due to a write down of $35,000 for mineral claim options as discussed under the net loss section.

Revenues
No revenue was generated by the Company's operations during the three months ended March 31, 2008 nor since inception January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $7,942 consist of accounting and audit, legal and transfer agent fees, in the amounts of $2,417, $875 and $4,650 respectively.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Liquidity and Capital Resources
Overview – Quarter- ended March 31, 2008

We had cash of $2,074 as of March 31, 2008, compared to cash of $3,580 as of December 31, 2007. We had a working capital deficiency of $1113571as of March 31, 2008, compared to a working capital deficiency of $103,628 as of December 31, 2007.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at March 31, 2008 were $14,363. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities was $2,975 for the three months ended March 31, 2008 compared to $33,022 for March 31, 2007. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the three months ended March 31, 2008, while investing activities of $ 7,038 for acquisition of the mineral claims discussed above were incurred during the three months ended March 31, 2007. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.

We will continue to have professional fees and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare

GEORGIA INTERNATIONAL MINING CORP.

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

GEORGIA INTERNATIONAL MINING CORP.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Dated:   May 13, 2008                                                       By:   /s/ Mark Hague
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