Form 10-Q
period 2008-06-30
GEORGIA INTERNATIONAL MINING CORP
filed 2008-08-14
CIK 1320691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes   ☒       No   ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒ No  ☐

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 8,265,300 outstanding as of August 7, 2008.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORP.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEORGIA INTERNATIONAL MINING CORPORATION

CONSOLIDATED
FINANCIAL STATEMENTS

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended June 30, 2008

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2008
(US Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current:
Cash on hand	$4,073	$3,580
Accounts receivable	250	250
Prepaid expenses and deposits (Note 3)	834	8,766
	5,158	12,596

Mineral Property (Note 4)	7,038	7,038

Total Assets	$12,196	$19,634

Liabilities
Current:
Amounts Payable	$-	$1,799
Due to related parties (Note 5)	122,482	114,425
Total Liabilities	122,482	116,224

Stockholders Equity and Deficit
Capital stock, $0.001 par value, 70,000,000 shares authorized, 8,265,300 issued and outstanding	14,730	14,730
	-	-
Deficit accumulated during exploration stage , per Exhibit “B”	(125,016)	(111,320)
	-	-
Total Equity	(110,286)	(96,590)

Total Liabilities and Shareholder Equity	$12,196	$19,634

The accompanying notes are integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Six Months Ended June 30, 2008
(US Dollars)
(Unaudited)

	6 months ended June 30, 2008	6 months ended June 30, 2007	3 months ended June 30, 2008	3 months ended June 30, 2007	Cumulative From January 19, 2005 (Date of Inception) to June 30, 2008

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	(13,696)	(18,968)	(5,754)	(14,818)	82,986

Operating Loss	(13,696)	(18,968)	(5,754)	(14,818)	-90,016

Other Items
Writedown of mineral property	-	35,000		-	35,000

Net Loss	$(13,696)	$(53,968)	$(5,754)	$(14,818)	$(125,016)

Net loss per weighted-average share -
Basic and fully diluted	$(0.002)	$(0.007)	$(0.001)	$(0.002)
Weighted average number of common shares outstanding:
Basic and fully diluted	8,205,820	8,200,000	8,200,000	8,200,000

The accompanying notes are integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Six Months Ended June 30, 2008
(US Dollars)
(Unaudited)

	June 30, 2008	June 30, 2007	Cumulative From January 19, 2005 (Date of Inception) to June 30, 2008

Operating activities:
Net (Loss), per Exhibit “B”	$(13,696)	(53,968)	$(125,016)
Net change in non-cash working capital
Subscriptions receivable	$-	(250)	(250)
Prepaid expenses	7,932	(19,166)	(834)
Accounts payable	(1,799)	(2,063)	0
Writedown of mineral property	-	35,000	35,000
Cash flows (used in) operating activities	(7,563)	(40,447)	(91,099)

Investing activity:
Purchase of mineral properties	-	(7,038)	(42,038)
Cash flows (used in) investing activities	-	(7,038)	(42,038)

Financing activities:
Loans from related parties	8,057	47,676	122,482
Common shares issued	-	6,530	14,730
Cash flows from financing activities	8,057	54,206	137,212

Net increase ( decrease) in cash	493	6,721	4,073

Cash, beginning of period	3,580	1,615	-

Cash, end of period	$4,073	$8,336	$4,073

The accompanying notes are integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2008
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2008, the Company has a working capital deficit of $117,324 and has accumulated losses of $125,016 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2007, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2008
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
For the Six Months Ended June 30, 2008
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
For the Six Months Ended June 30, 2008
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
For the Six Months Ended June 30, 2008
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
For the Six Months Ended June 30, 2008
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

In March 15, 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  As of June 30, 2008, $20,000 has been allocated to transfer agent expenses. The Company also issued $5,000 to TD Canada Trust as a deposit for the corporate visa during the period ended June 30, 2008.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2008
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

During the period ended March 31, 2008 the Company’s President and Director loaned the Company $122,482 (December 31, 2007: $114,425) to finance working capital.  The loan does not bear any interest and no specific repayment date.

All loans are recorded at face value and are expected to be paid during the 2008 fiscal year.  As such, these loans are recorded as current liabilities.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Our accumulated deficit as of the period ended on June 30, 2008 was 125,016 and as of December 31, 2007, the accumulated deficit was $111,320.  During the period ended June 30, 2008, the deficit increased by $13,696.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending June 30, 2008 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the six months ended June 30, 2008 the Company recorded a net loss of $13,696 as compared to a loss of $16,967 for the six months ended June 30, 2007. This is an decrease in the loss of approximately $3,271. The loss is represents $0.007 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

GEORGIA INTERNATIONAL MINING CORP.

Selected financial information

	June 30, 2008	June 30, 2007
Revenues	Nil	Nil
Net Loss	$13,696	$12,032
Loss per share-basic and diluted (cumulative)	$0.007	$0.001
Total Assets	$12,196	$39,657
Total Liabilities	$122,482	$67,601
Cash dividends declared per share	Nil	Nil

As of June 30, 2008, Georgia had total liabilities of $122,482 consisting of $0.00 in accounts payable and accrued liabilities and $122,482 due to related parties. Liabilities increased approximately $4,587 from June 30, 2007 due to an increase in amounts due to related parties of $8,807 less a reduction in accounts payables of $4,220.

Georgia's current assets at June 30, 2008, consisted of $4,073 in cash which decreased from $8,336 as of June 30, 2007, as well as $250.00 in accounts receivable and $19,166 in prepaid expenses.  Total assets as of June 30, 2008 were $12,196 with Mineral claims recorded at $7,038. Mineral properties were reduced by $35,000 from $42,038 at December 31, 2007, due to a write down of $35,000 for mineral claim options as discussed under the net loss section.

Revenues

No revenue was generated by the Company's operations during the three months ended June 30, 2008 nor since inception January 19, 2005.

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $13,696 consist of accounting and audit, legal and transfer agent fees, in the amounts of $5,000, $764 and $7,932 respectively.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Liquidity and Capital Resources

Overview – Quarter-ended June 30, 2008
We had cash of $4,073 as of June 30, 2008, compared to cash of $8,336 as of June 30 2007. We had a working capital deficiency of $117,324as of June 30, 2008, compared to a working capital deficiency of $90,143 as of June 30, 2007.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at June 30, 2008 were $12,196. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.
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

Cash Used in Operating Activities
Cash used in operating activities was $7,563 for the six months ended June 30, 2008 compared to $40,445 for June 30, 2007. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the six months ended June 30, 2008, while investing activities of $ 7,038 for acquisition of the mineral claims discussed above were incurred during the six months ended June 30, 2007. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.

We will continue to have professional fees and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission.

GEORGIA INTERNATIONAL MINING CORP.

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

As of June 30, 2008 the total amount owing to the president is $122,482 for consideration/monies advanced to date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are  effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGIA INTERNATIONAL MINING CORP.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security-Holders.

None.

Item 5.	Other Information.

None.

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

GEORGIA INTERNATIONAL MINING CORP. (Registrant)

Dated: August 14, 2008	By:	/s/ Mark Hague
Mark Hague
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)