Form 10KSB/A
period 2007-12-31
GEORGIA INTERNATIONAL MINING CORP
filed 2008-09-17
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB /A

(Mark one)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☒   NO ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The Company's revenues for the most recent fiscal year were $Nil.

The aggregate market value of the voting stock held by non-affiliates of the Company on September 9 , 2008 was $1,795,915 .

As of September 9 , 2008 the Company had 8,265,300 issued and outstanding shares of common stock.

GEORGIA INTERNATIONAL MINING CORP.

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

As of December 31, 2007, Georgia had total liabilities of $116,224consisting of $1,799 in accounts payable and accrued liabilities and $114,425 due to shareholders. Liabilities increased approximately $43,944 from 2006 due to an increase in shareholder’s loans of $48,426 less a reduction in accounts payables $4,492.

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
March 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2007 $	December 31, 2006 $

Assets

Cash	$3,580	$1,615

Miscellaneous receivable	250	----
Prepaid expenses (note 3)	8,766	----
Current assets	12,596	1,615
Mineral property	7,038	35,000

Total Assets	$19,634	$36,615

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	$1,799	$6,281
Due to related parties (Note 5)	114,425	65,999

Current liabilities	116,224	72,280

Stockholders’ Equity ( Deficit )

Capital stock $0.001 par value, 70,000,000,authorized 8,265,300 issued and outstanding at December 31, 2007 ( 8,200,000 issued and outstanding at December 31 , 2006)	14,730	8,200

Deficit Accumulated During the Exploration Stage	(111,320)	(43,865)

	(96,590)	(35,665)

Total Liabilities and Stockholders’ Deficit	$19,634	$36,615

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Operations

			For the period
	For the period	For the Year	From inception
	Ended	Ended	January 19, 2005
	December 31,	December 31,	to December 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

General and Administration Expenses	32,455	19,754	76,320

Operating ( Loss )	(32,455)	(19,754)	(76,320)

Writedown of mineral property	35,000	---	- 35,000

Provision for Income Taxes	----	-----	-----

Net ( Loss)	(67,455)	(19,754)	(111,320)

Net Loss Per Share	$ (0.08)	$ (0.02)	$ (0.13)

Weighted Average Shares Outstanding	8,205,820	8,200,000	8,205,820

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Statements of Cash Flows

			For the period
			From inception
	December 31, 2007	December 31, 2006	January 19, 2005 to December 31, 2007
	$	$	$

Operating Activities
Net Loss	(67,455)	(19,754)	(111,320)
Change in Non-Cash Working Capital Items
Receivables	(250)	-----	(250)
Prepaid Expenses	(8,766)	-----	(8,766)
Mineral Property Writedown	35,000	-----	35,000
Accounts Payable	(4,482)	(4,045)	1,799
Net Cash(used) Provided by Operating Activities	(45,953)	(23,799)	(83,537)

Investing Activities
Mineral Properties	(7,038)	------	(42,038)
Net Cash (Used) in Investing Activities	(7,038)	-----	(42,038)

Financing Activities
Common Shares Issued	6,530	----	14,730
Related Party Payables	48,426	23,850	114,425
Net Cash Provided by Financing Activities	54,956	23,850	129,155

Increase in Cash	1,965	51	3,580
Cash – Beginning of Period	1,615	1,564	0
Cash – End of Period	$3,580	$1,615	$3,580

Supplemental Information
Taxes Paid	0	0	0
Interest Paid	0	0	0

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to December 31, 2007
(US Dollars)

	Common Stock			Accumulated Deficit during Exploration
	Shares	Amount		Stage	Total

Balance January 19, 2005	$ -----	$	-----	$ -----	$	-----

Shares issued for cash at $0.001 on February 10, 2005	8,200,000		8,200	-------		8,200

Net Loss – December 31, 2005	-----		-----	(24,111)		(24,112)

Balance at December 31, 2005	8,200,000		8,200	(24,111)		(15,912)

Net Loss – December 31, 2006	------		-----	(19,754)		(19,754)

Balance at December 31, 2006	8,200,000		8,200	(43,865)		(35,665)

Share issued for cash April 18, 2007 at $0.010	65,300		6,530	-----		6,530

Net Loss – December 31, 2007	-----		-----	(67,455)		(67,455)

Balance at December 31, 2007	8,265,300		14,730	(111,320)		(96,590)

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO who is also the company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

GEORGIA INTERNATIONAL MINING CORP.

and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of December 31, 2007 management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our chief executive officer who is also chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments and to complete the work necessary to file its financial reports timely.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s  registered public  accounting firm pursuant to temporary rules of the  Securities Exchange Commission that permit  the company to provide only management’s report in this annual report.

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

The following table sets forth certain information as of September 9 , 2008.

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

We currently have one director.

As of September 9 , 2008, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of   September 9 , 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED	PERCENT OF OUTSTANDING OWNERSHIP

Mark Hague	4,000,000 common shares	48.39%
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
Consolidated Statement of Stockholders’ Equity – December 31, 2007
Notes to Consolidated Financial Statements – December 31, 2007
(b)     None

(c)     Exhibit

14.1 *	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
*  Previously filed

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

GEORGIA INTERNATIONAL MINING CORPORATION (Registrant)

By:	/s/ Mark Hague
Mark Hague
Chief Executive Officer, Chief Financial Officer & Chief Accounting Officer

Date:	September 10, 2008