Form 10-Q
period 2008-09-30
GEORGIA INTERNATIONAL MINING CORP
filed 2008-11-19
CIK 1320691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-52482

GEORGIA INTERNATIONAL MINING CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	20-2308107
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

2601 E. Turquoise Drive, Phoenix, AZ 85028
(Address of registrant's principal executive offices)

Tel: 602-206-3582
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

Common, $.001 par value per share: 8,265,300 outstanding as of November 13, 2008.

GEORGIA INTERNATIONAL MINING CORP.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA INTERNATIONAL MINING CORPORATION

CONSOLIDATED
FINANCIAL STATEMENTS
For the Nine Months ended September 30, 2008

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
September 30, 2008
(US Dollars)

	September 30	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current:
Cash on hand	$2,915	$3,580
Accounts receivable	250	250
Prepaid expenses and deposits (Note 3)	-	8,766
	3,166	12,596

Mineral Property (Note 4)	7,038	7,038

	$10,204	$19,634

Liabilities
Current:
Amounts Payable	$2,500	$1,799
Due to related parties (Note 5)	122,927	114,425
Total Liabilities	125,427	116,224

Stockholders Equity and Deficit

Capital stock, $0.001 par value, 70,000,000 shares authorized, 8,265,300 issued and outstanding	14,730	14,730
	-	-
Deficit, per Exhibit “B”	(129,953)	(111,320)
	-	-
Total Equity	(115,223)	(96,590)

	$10,204	$19,634

Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

F-1

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Nine Months Ended September 30, 2008
(US Dollars)
(Unaudited)

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	Cumulative From January 19, 2005 (Date of Inception) to September 30,
	nine months	nine months	three months	three months	2008

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	(18,633)	(21,158)	(4,937)	(9,862)	(94,953)
Operating Loss	(18,633)	(18,633)	(4,937)	(9,862)	(94,953)

Other Items
Writedown of mineral property	-	35,000	-	-	35,000

Net Loss	$(18,633)	$(56,158)	$(56,158)	$(56,158)	$(129,953)

Net loss per weighted-average share -
Basic and fully diluted	$(0.002)	$(0.007)	$(0.007)	$(0.007)

Weighted average number of common shares outstanding:
Basic and fully diluted	8,200,000	8,200,000	8,200,000	8,200,000

The accompanying notes are an integral part of these financial statements

F-2

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Nine Months Ended September 30, 2008
(US Dollars)
(Unaudited)

	September 30, 2008	September 30, 2007	Cumulative From January 19, 2005 (Date of Inception) to September 30, 2008

Operating activities:
Net (Loss), per Exhibit “B”	$(18,633)	(56,158)	$(129,953)

Net change in non-cash working capital
Subscriptions receivable	$-	(250)	(250)
Prepaid expenses	8,766	(19,166)	-
Accounts payable	701	(4,062)	2,500
Writedown of mineral property	-	35,000	35,000
Cash flows (used in) operating activities	(9,166)	(44,636)	(92,702)

Investing activity:
Purchase of mineral properties	-	(7,038)	(42,038)
Cash flows (used in) investing activities	-	(7,038)	(42,038)

Financing activities:
Loans from related parties	8,503	47,390	122,926
Common shares issued	-	6,530	14,730
Cash flows from financing activities	8,503	53,920	137,656
	-	-	-

Net increase ( decrease) in cash	-664	2,246	2,914

Cash, beginning of period	3,580	1,615	-

Cash, end of period	$2,914	$3,861	$2,914

The accompanying notes are an integral part of these financial statements

F-3

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2008, the Company has a working capital deficit of $122,261 and has accumulated losses of $129,953 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)       Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2007, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
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
For the Nine Months Ended September 30, 2008
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
For the Nine Months Ended September 30, 2008
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

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

m)       Recent Accounting Pronouncements

The Company adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 130, “Reporting Comprehensive Income”. FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company’s components of comprehensive income (loss) consist of a net loss.

In December 1999, The United States Securities and Exchange Commission
("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB
101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.

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
For the Nine Months Ended September 30, 2008
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

3.       Prepaid Expenses

In March 15, 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  As of September 30, 2008, $20,000 has been allocated to transfer agent expenses. The Company also issued $5,000 to TD Canada Trust as a deposit for the corporate visa during the period ended September 30, 2008.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
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

On January 8, 2007 the Company’s wholly owned subsidiary, E G Gold Mines Inc. entered into an agreement with the President to acquire 100% of his rights to mineral claim #204547 which is located approximately 40 miles south of Wells, British Columbia, Canada.  The claim is situated in the Cariboo Mountains and contains 25 cells (approximately 1,500 acres) of gold mining property

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured

5.       Related Party Transactions

During the period ended September 30, 2008 the Company’s President and Director loaned the Company $122,927 (December 31, 2007: $114,425) to finance working capital.  The loan does not bear any interest and no specific repayment date.

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

Our accumulated deficit as of the period ended on September 30, 2008 was 129,953 and as of December 31, 2007, the accumulated deficit was $111,320.  During the period ended September 30, 2008, the deficit increased by $18,633.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending September 30, 2008 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the nine months ended September 30, 2008 the Company recorded a net loss of $18,633 as compared to a loss of $21,158 for the nine months ended September 30, 2007. This is an decrease in the loss of approximately $2,525. The loss is represents $0.0157 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

	September 30, 2008	September 30, 2007

Revenues	Nil	Nil
Net Loss	$18,633	$21,158
Loss per share-basic and diluted (cumulative)	$0.0157	$0.007
Total Assets	$10,204	$30,315
Total Liabilities	$125,427	$115,610
Cash dividends declared per share	Nil	Nil

As of September 30, 2008, Georgia had total liabilities of $125,427 consisting of $2,500 in accounts payable and accrued liabilities and $122,927 due to related parties. Liabilities increased approximately $9,817 from September 30, 2007 due to an increase in amounts due to related parties of $9,538 less a reduction in accounts payables of $280.

Georgia's current assets at September 30, 2008, consisted of $2,915 in cash which decreased from $3,860 as of September 30, 2007, as well as $250.00 in accounts receivable and $0.00 in prepaid expenses.  Total assets as of September 30, 2008 were $10,204 with Mineral claims recorded at $7,038. Mineral properties were reduced by $35,000 from $42,038 at December 31, 2007, due to a write down of $35,000 for mineral claim options as discussed under the net loss section.

Revenues

No revenue was generated by the Company's operations during the nine months ended September 30, 2008 nor since inception January 19, 2005.

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $18,633 consist of accounting and audit, legal and transfer agent fees, in the amounts of $6,201, $3,567 and $8,865 respectively.

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

Liquidity and Capital Resources

Overview – Quarter-ended September30, 2008
We had cash of $2,915 as of September 30, 2008, compared to cash of $3,860 as of September 30 2007. We had a working capital deficiency of $122,261as of September 30, 2008, compared to a working capital deficiency of $92,333 as of September 30, 2007.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at September 30, 2008 were $10,204. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities was $9,166 for the nine months ended September 30, 2008 compared to $42,635 for September 30, 2007. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the nine months ended September 30, 2008, while investing activities of $ 7,038 for acquisition of the mineral claims discussed above were incurred during the nine months ended September 30, 2007. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.

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

As of September 30, 2008 the total amount owing to the president is $122,927 for consideration/monies advanced to date.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

Georgia Mining International Corp. currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at September 30, 2008.

Item 4.     Controls and Procedures.

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

Item 4T.     Controls and Procedures.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

None.

Item 5.     Other Information.

On September 15, 2008, the company filed a Form 8-K to announce the resignation of Mark Hague and the appointment of Edmond Forister.

On September 10, 2008, the Board of Directors of Georgia International Mining Corporation (the “Company”) accepted Mr. Mark Hague’s resignation as director and all positions held with the Company.  As a result, the Board of Directors appointed Mr. Edmond Forister and Mr. Forister is Sole Officer and Director.

Mr. Edmond Forister, 46, resident of Phoenix Arizona, in addition to his obligations at Georgia Mining International Corporation, is employed with Home Depot Supply in Phoenix, Arizona.  Mr. Foristet started with Home Depot in November 2001 and continues with Home Depot as the National Account Manager.  Mr. Forister was officer and director of American Busing Corporation (Giant Motor Sports OTCBB: GMOS) from December 2002 until January 2004. From November 2001 to February 2002 Mr. Forister was employed by Brady Industries responsible for the Phoenix, Arizona and surrounding From January 1990 to September 2001 Mr. Forister was employed by Grainger Industrial Supply as the Key Account Manager.
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

GEORGIA INTERNATIONAL MINING CORP. (Registrant)

Dated: November 13, 2008	By:	/s/ Edmond Forister
Edmond Forister
Chief Executive Officer, (Principal Executive Officer) Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)