Form 10-K
period 2008-12-31
GEORGIA INTERNATIONAL MINING CORP
filed 2009-04-15
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered under Section 12(g) of the Exchange Act:                 Common Shares
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☐    NO ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of the Chapter)  is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☒    NO ☐

The Company's revenues for the most recent fiscal year were $Nil.

The aggregate market value of the voting stock held by non-affiliates of the Company on April 14, 2009 was $   .

As of April 14, 2009 the Company had 8,265,300 issued and outstanding shares of common stock.

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

On April 18, 2007, the company raised $6,530.00 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007 .

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

GEORGIA INTERNATIONAL MINING CORP.

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

On April 18, 2007, the company raised $6,530.00 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007 .

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

GEORGIA INTERNATIONAL MINING CORP.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None to report.

Part II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchaes of Equity Securities

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

As of April 14, 2009, there have been three trades of 500 shares each on June 3, 4, 5, 2008 at $1.01 per share.

GEORGIA INTERNATIONAL MINING CORP.

Holders
As of April 14, 2009, there were 41 holders of record of Georgia International Mining Corporation holding 8,265,300 shares.

Dividends
Georgia International Mining Corporation has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending December 31, 2008 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Discussion of Operations & Financial Condition
During the twelve months ended December 31, 2008 the Company recorded a net loss of $29,653  as compared to a loss of $67,455  for the twelve months ended December 31, 2007. This is a decrease in the loss of approximately $47,701 . The loss is represents $0.005 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected annual information

	Dec 31, 2008	Dec 31, 2007
Revenues	Nil	Nil
Net Loss	$29,653	$67,455
Loss per share-basic and diluted (cumulative)	$0.0035	$0.008
Total Assets	$12,984	$19,634
Total Liabilities	$139,227	$116,224
Cash dividends declared per share	Nil	Nil

As of December 31, 2008, Georgia had total liabilities of $ 139,227  consisting of $ 7,440  in accounts payable and accrued liabilities and $131,787 due to shareholders. Liabilities increased approximately $ 23,003 from 2007 due to an increase in shareholder’s loans of $17,453 and an increase in accounts payables $5,641.

Georgia's current assets at December 31, 2008, consisted of $ 5,696  in cash which increased from $3,580 as of December 31, 2007.  Total assets as of December 31, 2008 were $  12,984  with Mineral claims recorded at $  7,038.

GEORGIA INTERNATIONAL MINING CORP.

Revenues
No revenue was generated by the Company's operations during the years ended December 31, 2008 and December 31, 2007.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $ 29,653 consist of accounting and audit, legal and transfer agent fees, in the amounts of $ 11,741, $1,018 and $ 13,047 respectively.

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

Once we raise sufficient funds our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits.   Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2009 and October 15, 2009.

GEORGIA INTERNATIONAL MINING CORP.

Liquidity and Capital Resources

Cash and Working Capital
We had cash of $ 5,696 as of December 31, 2008, compared to cash of $3,580   as of December 31, 2007. We had a working capital deficiency of $133,281  as of December 31, 2008, compared to a working capital deficiency of $103,628   as of December 31, 2007.

The Company’s assets are recorded at the lower of cost or market value. The total assets at December 31, 2008 were $12,984 . The majority of our assets are long-term in nature and thus considered to be of lower liquidity. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

Cash Used in Operating Activities
Cash used in operating activities increased $45,953  to $15,246 for 2008, compared to $45,953 for 2007. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We did not undertake any investing activities during 2008 or 2007 compared to cash of $35,000 used in investing activities during 2006. Investing activities during 2005 was primarily comprised of acquisition of mineral claims. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

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

For the Year ended December 31, 2008

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
  Consolidated Balance Sheets

	December 31, 2008 $	December 31, 2007 $

Assets

Cash	$5,696	$3,580
	--
Miscellaneous receivable	250	250
Prepaid expenses (note 3)	--	8,766
Current assets	5,946	12,596
Mineral property	7,038	7,038

Total Assets	$12,984	$19,634

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	$7,440	$1,799
Due to related parties (Note 5)	131,787	114,425

Current liabilities	139,227	116,224

Stockholders’ Equity ( Deficit )

Capital stock $0.001 par value, 70,000,000,authorized 8,265,300 issued and outstanding at December 31, 2007 ( 8,200,000 issued and outstanding at December 31 , 2006)	14,730	14,730

Deficit Accumulated During the Exploration Stage	(140,973)	(111,320)

	(126,243)	(96,590)

Total Liabilities and Stockholders’ Deficit	$12,984	$19,634

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
 Consolidated Statements of Operations

			For the period
	For the period	For the Year	From inception
	Ended	Ended	January 19, 2005 to
	December 31,	December 31,	December 31,
	2008	2007	2007
	$	$	$
Revenue	–	–	–

General and Administration Expenses	29,653	32,455	105,973

Operating ( Loss )	(29,653)	(32,455)	(105,973)

Writedown of mineral property	--	35,000	(35,000)

Provision for Income Taxes	--	--	--

Net ( Loss)	(29,653)	(67,455)	(140,973)

Net Loss Per Share	$ (0.01)	$ (0.08)	$ (0.17)

Weighted Average Shares Outstanding	8,205,820	8,205,820	8,205,820

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Statements of Cash Flows

			For the period
			From inception
	December 31,	December 31,	January 19, 2005 to
	2008	2007	December 31, 2008
	$	$	$
Operating Activities
Net Loss	(29,653)	(67,455)	(140,973)
Change in Non-Cash Working Capital Items
Receivables	--	(250)	(250)
Prepaid Expenses	8,766	(8,766)	--
Mineral Property Writedown	--	35,000	35,000
Accounts Payable	5,641	(4,482)	7,440
Net Cash(used) Provided by Operating Activities	(15,246)	(45,953)	(98,783)

Investing Activities
Mineral Properties	--	(7,038)	(42,038)
Net Cash (Used) in Investing Activities	(--)	(7,038)	(42,038)

Financing Activities
Common Shares Issued	--	6,530	14,730
Related Party Payables	17,362	48,426	131,787
Net Cash Provided by Financing Activities	17,362	54,956	146,517

Increase in Cash	2,116	1,965	5,696
Cash – Beginning of Period	3,580	1,615	0
Cash – End of Period	$5,696	$3,580	$5,696

Supplemental Information
Taxes Paid	0	0	0
Interest Paid	0	0	0

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to December 31, 2008
(US Dollars)

	Common Stock		Accumulated Deficit during Exploration
	Shares	Amount	Stage	Total

Balance January 19, 2005	$--	$--	$--	$--

Shares issued for cash at $0.001 on February 10, 2005	8,200,000	8,200	--	8,200

Net Loss – December 31, 2005	--	--	(24,111)	(24,112)

Balance at December 31, 2005	8,200,000	8,200	(24,111)	(15,912)

Net Loss – December 31, 2006	--	--	(19,754)	(19,754)

Balance at December 31, 2006	8,200,000	8,200	(43,865)	(35,665)

Share issued for cash April 18, 2007 at $0.010	65,300	6,530	--	6,530

Net Loss – December 31, 2007	--	--	(67,455)	(67,455)

Net Loss - December 31, 2007	--	--	(29,653)	(29,653)

Balance at December 31, 2008	8,265,300	14,730	(140,973)	(140,973)

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Year December 31, 2008
(Audited)

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
For the Year Ended December 31, 2008
(Audited)

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
For the Year Ended December 31, 2008
(Audited)

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
For the Year Ended December 31, 2008
(Audited)

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
For the Year Ended December 31, 2008
(Audited)

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
For the Year December 31, 2008
(Audited)

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
For the Year Ended December 31, 2008
(Audited)

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

During the period ended December 31, 2007 the Company’s President and Director loaned the Company $131,787 (December 31, 2007: $114,425) to finance working capital.  The loan does not bear any interest and no specific repayment date.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that have, or are reasonably likely to affect, our internal controls over financial reporting.

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

GEORGIA INTERNATIONAL MINING CORP.

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

GEORGIA INTERNATIONAL MINING CORP.

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

None to Report.

GEORGIA INTERNATIONAL MINING CORP.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of April 14, 2009.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Age	Position	Term

Edmond Forister*	46	President & Director	1 Year

*Edmond Forister is the President and Director of Georgia International Mining Corporation.

No compensation has been paid to the past or current sole director/officer of the company.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Edmond Forister, Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended December 31, 2008, our sole Director and Officer complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Director and Officer and their written representations that such reports accurately reflect all reportable transactions.

Item 10.   Executive Compensation

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Position	Salary	Directors’ fees

Edmond Forister *	President & Director	$0.00	$0.00

*Edmond Forister is the President and Director of  Georgia  International Mining Corporation.

GEORGIA INTERNATIONAL MINING CORP.

We do not have comparative compensation disclosure for the past fiscal year due to the company only being in operation for 12 months.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2008	2007	2008	2007	2008	2007	2008	2007
Edmond Forister	Chair, CEO, CFO, CAO	0	0	$0	$0	$0	$0	$0	$0

Mark Hague	Majority Shareholder and Past Chair, Past CEO, Past CFO, Past CAO	0	0	$0	$0	$0	$0	$0	$0

We currently have one director.

As of April 14, 2009, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  April 14, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

Shareholder, Tom Hatton is the president of Gemco Minerals and company entered into an agreement with Gemco on July 30, 2005 as disclosed throughout our 10K.

Item 13.   Exhibits

Exhibits

(a)       Audited Consolidated Financial Statements (included in Part 11 of this Report):

            Auditor’s Report
            Consolidated Balance Sheet – December 31, 2008
            Consolidated Statements of  Operations and Deficit – December 31, 2008
            Consolidated Statements of Cash Flows – December 31, 2008
            Consolidated Statement of Stockholders’ Equity – December 31, 2008
            Notes to Consolidated Financial Statements – December 31, 2008

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

The auditor’s fee for fiscal 2008 were approximately $                was paid but yet not invoiced.

GEORGIA INTERNATIONAL MINING CORP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA INTERNATIONAL MINING CORPORATION
(Registrant)

By:	/s/ Ed Forister
Ed Forister, Chief Executive Officer,
Chief Financial Officer & Chief Accounting Officer

Date	April 14, 2009