Form 10-K/A
period 2008-12-31
GEORGIA INTERNATIONAL MINING CORP
filed 2009-05-19
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
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

GEORGIA INTERNATIONAL MINING CORP.

Part I

Item 1.   Description of Business

Business Development

Georgia International Mining Corporation (“GIMC”) was incorporated on January 19, 2005 in the State of Nevada. Upon formation, 8,200,000 shares were issued to twenty-two investors, including our officers and director for $8,200 or $0.001 per share. Our president and director, Ed Forister purchased 4,000,000 shares.  There are no bankruptcy, receivership, or similar proceedings against the parent or operating subsidiary.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The president,  Ed Forister , accepted a promissory note in the amount of $7.038.

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

Ed Forister  is a director and officer and has no previous experience in mineral exploration or operating a mining company. Mr. Hague owns 48.39% of our outstanding common stock. Since Mr. Hague owns a majority of our outstanding shares and he is a director and officer of our company he has the ability to elect directors and control the future course of our company. Investors may find the corporate decisions influenced by Mr. Hague are inconsistent with the interests of other stockholders.

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

Corporate History
Georgia International Mining Corporation was incorporated on January 19, 2005 in the State of Nevada. Upon formation, 8,200,000 shares were issued to twenty-two investors, including our officers and director for $8,200 or $0.001 per share. Our past president and director, Mark Hague purchased 4,000,000 shares.  There are no bankruptcy, receivership, or similar proceedings against the parent or operating subsidiary.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The past president, Mark Hague, accepted a promissory note in the amount of $7.038.

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

Employees
We have one employee as of the date of this annual report our director and president,  Ed Forister .

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
            Consolidated Statement of Stockholders’ Equity – December 31, 2008
            Notes to Consolidated Financial Statements – December 31, 2008

(b)  None

(c)  Exhibit

14.1	Code of Ethics - Amended (previously filed)
31.1	Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer - Amended
32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer - Amended

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

GEORGIA INTERNATIONAL MINING CORPORATION
(Registrant)

By:	/s/ Ed Forister
Ed Forister, Chief Executive Officer,
Chief Financial Officer & Chief Accounting Officer

Date	May 18, 2009