Form 10-Q
period 2009-03-31
GEORGIA INTERNATIONAL MINING CORP
filed 2009-05-20
CIK 1320691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2009

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

Common, $.001 par value per share: 8,265,300 outstanding as of May 15, 2009.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORP.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

GEORGIA INTERNATIONAL MINING CORPORATION

CONSOLIDATED
FINANCIAL STATEMENTS
For the Three Months ended March 31, 2009

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
March 31, 2009
(US Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current:
Cash on hand	$4,082	$5,696
Accounts receivable	250	250
Prepaid expenses and deposits (Note 3)	-	-
	4,333	5,946

Mineral Property (Note 4)	7,038	7,038

	$11,371	$12,984

Liabilities
Current:
Amounts Payable	$2,400	$7,440
Due to related parties (Note 5)	139,898	131,787
Total Liabilities	142,298	139,227

Stockholders Equity and Deficit
Capital stock, $0.001 par value, 70,000,000 shares authorized, 8,265,300 issued and outstanding	14,730	14,730
	-	-
Deficit, per Exhibit “B”	(145,656)	(140,973)
	-	-
Total Equity	(130,926)	(126,243)

	$11,371	$12,984
Continuing operations (Note 1)

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three Months Ended March 31, 2009
(US Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008	Cumulative From January 19, 2005 (Date of Inception) to March 31, 2009
Revenue	$-	$-	$-

General and administrative expenses	4,653	29,653	110,626
Operating Loss	(4,653)	(29,653)	-110,626

Other Items
Writedown of mineral property	-	-	35,000

Net Loss	$(4,653)	$(29,653)	$(145,626)

Net loss per weighted-average share -
Basic and fully diluted	$(0.001)	$(0.004)
Weighted average number of common shares outstanding:
Basic and fully diluted	8,205,820	8,200,000

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Three Months Ended March 31, 2009
(US Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008	Cumulative From January 19, 2005 (Date of Inception) to March 31, 2009
Operating activities:
Net (Loss), per Exhibit “B”	$(4,684)	(29,653)	$(145,656)
Net change in non-cash working capital
Subscriptions receivable	$-	-	(250)
Prepaid expenses	-	8,766	-
Accounts payable	(5,040)	5,641	2,400
Writedown of mineral property	-	-	35,000
Cash flows (used in) operating activities	(9,724)	(15,246)	(108,505)

Investing activity:
Purchase of mineral properties	-	-	(42,038)
Cash flows (used in) investing activities	-	-	(42,038)

Financing activities:
Loans from related parties	8,110	17,362	139,896
Common shares issued	-	-	14,730
Cash flows from financing activities	8,110	17,362	154,626
	-	-	-

Net increase ( decrease) in cash	-1,614	2,116	4,082

Cash, beginning of period	5,696	3,580	-

Cash, end of period	$4,082	$5,696	$4,082

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company has a working capital deficit of $122,261 and has accumulated losses of $129,953 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)       Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2007, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009
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
For the Three Months Ended March 31, 2009
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
For the Three Months Ended March 31, 2009
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
For the Three Months Ended March 31, 2009
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
For the Three Months Ended March 31, 2009
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

3.       Prepaid Expenses

In March 15, 2007 the Company prepaid $20,000 for transfer agency fees for a period of one year.  As of March 31, 2009, $20,000 has been allocated to transfer agent expenses. The Company also issued $5,000 to TD Canada Trust as a deposit for the corporate visa during the period ended March 31, 2009.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009
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

On January 8, 2007 the Company’s wholly owned subsidiary, E G Gold Mines Inc. entered into an agreement with the President at the time to acquire 100% of his rights to mineral claim #204547 which is located approximately 40 miles south of Wells, British Columbia, Canada.  The claim is situated in the Cariboo Mountains and contains 25 cells (approximately 1,500 acres) of gold mining property

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured

5.       Related Party Transactions

During the period ended March 31, 2009 the Company’s past President and Director loaned the Company $122,927 (December 31, 2007: $114,425) to finance working capital.  The loan does not bear any interest and no specific repayment date.

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

GEORGIA INTERNATIONAL MINING CORP.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Mines Canada, Inc.  EG Mines Canada, Inc. purchased a mining claim from the president at the time of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7,038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The past president, Mark Hague, accepted a promissory note in the amount of $7.038.

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

Our accumulated deficit as of the period ended on March 31, 2009 was $145,656  and as of December 31, 2008, the accumulated deficit was $140,973.  During the period ended March 31, 2009, the deficit increased by $4,683.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending March 31, 2009 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended March 31, 2009 the Company recorded a net loss of $4,683  as compared to a loss of $ 7,942 for the three months ended March 31, 2008. This is a decrease in the loss of approximately $ 3,259.  The loss is represents $ .009 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

GEORGIA INTERNATIONAL MINING CORP.

Selected financial information

	March 31, 2009	March 31, 2008

Revenues	Nil	Nil
Net Loss	$4,683	$7,942
Loss per share-basic and diluted (cumulative)	$.0006	$.0009
Total Assets	$11,371	$7,325
Total Liabilities	$142,298	$118,896
Cash dividends declared per share	Nil	Nil

As of March 31, 2009, Georgia had total liabilities of $142,298 consisting of $2,400 in accounts payable and accrued liabilities and $139,898 due to related parties. Liabilities increased approximately $23,402 from March 31, 2008 due to an increase in amounts due to related parties of $24,003 less a reduction in accounts payables of $600.

Georgia's current assets at March 31, 2009, consisted of $4,082 in cash which increased from $2,074  as of March 31, 2008, as well as $ 250  in accounts receivable and $0.00 in prepaid expenses.  Total assets as of March 31, 2009 were $11,371 with Mineral claims recorded at $7,038 . Mineral properties were reduced by.

Revenues

No revenue was generated by the Company's operations during the three months ended March 31, 2009 nor since inception January 19, 2005.

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $4,683 consist of accounting and audit, legal and transfer agent fees, in the amounts of $2,400, $1,350   respectively.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. also purchased a mining claim from the president at the time of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.

GEORGIA INTERNATIONAL MINING CORP.

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

Liquidity and Capital Resources

Overview – Quarter-ended March 31, 2009
We had cash of $4,082 as of March 31, 2009, compared to cash of $2,074 as of March 31 2008. We had a working capital deficiency of $137,965 as of March 31, 2009, compared to a working capital deficiency of $111,571 as of March 31, 2008.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at March 31, 2009 were $11,371. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities was $ 9,724 for the three months ended March 31, 2009 compared to $ 2,975   for March 31, 2008. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the three months ended March 31, 2009, while investing activities of $ 0   for acquisition of the mineral claims discussed above were incurred during the three months ended March 31, 2008. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.

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

GEORGIA INTERNATIONAL MINING CORP.

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

As of March 31, 2009 the total amount owing to the past president is $ 139,898  for consideration/monies advanced to date.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Georgia Mining International Corp. currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at March 31, 2009.

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

GEORGIA INTERNATIONAL MINING CORP. (Registrant)

Dated: May 19, 2009	By:	/s/ Edmond Forister
Edmond Forister, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)