Form 10-Q
period 2009-09-30
GEORGIA INTERNATIONAL MINING CORP
filed 2009-12-04
CIK 1320691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six month period ended September 30, 2009

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

Common, $.001 par value per share: 8,265,300 outstanding as of November 26, 2009.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORP.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

GEORGIA INTERNATIONAL MINING CORPORATION

CONSOLIDATED
FINANCIAL STATEMENTS
For the Nine Months ended September 30, 2009

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
September 30, 2009
(US Dollars)
(Unaudited)
	September 30, 2009	December 31, 2008
Assets		(restated)
Current:
Cash on hand	$2,446	$5,696

Total current assets	2,446	5,696

Mineral Property (Note 4)	7,038	7,038

Total Assets	$9,484	$12,734

Liabilities
Current:
Amounts Payable	$1,000	$7,440
Due to related parties (Note 5)	144,906	131,787
Total current liabilities	145,906	139,227

Stockholders Equity and Deficit

Capital stock, $0.001 par value, 70,000,000 shares
authorized, 8,265,300 issued and outstanding	8,265	8,265
Paid in Capital in Excess of Par	6,465	6,465
Subscription receivable	(250)	(250)
Retained Deficit	(150,902)	(140,973)
	-	-
Total Stockholders Equity and Deficit	(136,422)	(126,493)
	$9,484	$12,734

Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Nine Months Ended September 30, 2009
(US Dollars)
(Unaudited)
					Cumulative From
	Three months	Three months	Nine months	Nine months	January 19, 2005
	ended September 30, 2009	ended September 30, 2008	ended September 30, 2009	ended September 30, 2008	(Date of Inception) to September 30, 2009
Revenue	$-	$-	$-	$-	$-

General and administrative expenses	2,854	4,937	9,929	18,633	115,902

Operating Loss	(2,854)	(4,937)	(9,929)	(18,633)	(115,902)
Other Items
Writedown of mineral property	-	-	-	-	35,000

Net Income before income taxes	(2,854)	(4,937)	(9,929)	(18,633)	(151,902)

Provision for Income taxes	$-	$-	$-	$-	$-

Net Loss after taxes	$(2,854)	$(4,937)	$(9,929)	$(18,633)	$(150,902)

Net loss per weighted-average share -
Basic	$(0.000)	$(0.001)	$(0.001)	$(0.002)
Fully diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Weighted average number of common shares outstanding:
Basic	8,265,300	8,265,300	8,265,300	8,265,300
Fully diluted	8,330,600	8,330,600	8,330,600	8,330,600

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Nine Months Ended September 30, 2009
(US Dollars)
(Unaudited)

	September 30, 2009	September 30, 2008	Cumulative From January 19, 2005 (Date of Inception) to September 30, 2009
Operating activities:
Net (Loss), per Exhibit “B”	$(9,929)	(18,633)	$(150,902)
Net change in non-cash working capital

Prepaid expenses	-	8,766	-
Accounts payable	(6,440)	701	1,000
Writedown of mineral property	-	-	35,000
Cash flows (used in) operating activities	(16,369)	(9,166)	(114,902)

Investing activity:
Purchase of mineral properties	-	-	(42,038)

Cash flows (used in) investing activities	-	-	(42,038)

Financing activities:
Loans from related parties	13,119	8,503	144,906
Common shares issued	-	-	14,480

Cash flows from financing activities	13,119	8,503	159,386
	-	-	-

Net increase ( decrease) in cash	(3,250)	(663)	2,446

Cash, beginning of period	5,696	3,580	-

Cash, end of period	$2,446	$2,917	$2,446

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2009, the Company has a working capital deficit of $143,210 and has accumulated losses of $150,902 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, E G Gold Mines Canada, Inc. (“E G Gold”), a company incorporated in the Province of British Columbia, Canada, on December 13, 2006. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

b)       Interim Financial Statements

The unaudited interim consolidated financial statements are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual consolidated financial statements for the year ended December 31, 2008, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

c)       Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

e)       Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share  by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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
For the Nine Months Ended September 30, 2009
(Unaudited)

2.       Summary of Significant Accounting Principles (continued)

g)       Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
For the Nine Months Ended September 30, 2009
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

j)       Revenue Recognition

The Company derives its revenue from mineral rights . Revenue from these sales are recognized when the actual payments are received.

k)        Comprehensive Loss

As at September 30, 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

l)       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)        Stock-based Compensation

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009
(Unaudited)

2.       Summary of Significant Accounting Principles (continued)

n)      Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards  (“SFAS”)  No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The U.S. GAAP hierarchy will be modified to include only two levels; authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The adoption of Topic 105 did not have a material impact on the Company’s financial position or results of operations. It does, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51 , or SFAS 160. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interests balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009
(Unaudited)
2.       Summary of Significant Accounting Principles (continued)

n)      Recent Accounting Pronouncements (continued)

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13  and FSP No. 157-2,  Effective Date of FASB Statement No. 157 , which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The adoption of FSP No. 157-1, FSP No. 157-2 and FSP No. 157-3 has no material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 , or SFAS 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to the Company’s minimal use of derivative instruments, management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

 In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, and applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires entities to disclose information for all intangible assets, recognized as of and subsequent to the effective date of FSP 142-3 to provide effects of the entity’s intent or ability to renew or extend the arrangement associated with the intangible assets on expected cash flows associated with the intangible assets. FSP 142-3 is effective for intangible assets acquired after December 15, 2008 and early application is prohibited. Management does not expect that the adoption will have a material impact on the consolidated results of operations or financial position.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009
(Unaudited)

2.       Summary of Significant Accounting Principles (continued)

o)       Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation. A subscription receivable has been adjusted to Excess paid in capital. This restatement has no affect on any income from operations, net income and per share for any of the prior interim periods.

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

On January 8, 2007 the Company’s wholly owned subsidiary, E G Gold Mines Inc. entered into an agreement with the President to acquire 100% of his rights to mineral claim #204547 which is located approximately 40 miles south of Wells, British Columbia, Canada.  The claim is situated in the Caribou Mountains and contains 25 cells (approximately 1,500 acres) of gold mining property

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 is due on demand, has no specific terms of repayment, is non-interest bearing and is unsecured.

4.       Related Party Transactions

During the period ended September 30, 2009 the Company’s President and Director loaned the Company $144,906 (December 31, 2008: $131,787) to finance working capital.  The loan does not bear any interest and no specific repayment date.

All loans are recorded at face value and are expected to be paid during the 2009 fiscal year.  As such, these loans are recorded as current liabilities.

5.       Common Stock

The company has issued 8,265,300 common shares.

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

On July 30, 2005 Georgia signed an option agreement with Firstline Environmental Solutions Inc, A Florida Corporation “FESI” to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Caribou District, British Columbia. The claims are part of the Burns Group Mineral Claim that, encompass 3,900 hectare or 12,000 acres. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008.

The agreement stipulates that Georgia must commence mineral exploration on the properties as soon its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three

GEORGIA INTERNATIONAL MINING CORP.

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

Our accumulated deficit as of the period ended on September 30, 2009 was $ 150,902  and as of December 31, 2008, the accumulated deficit was $140,973.  During the period ended September 30, 2009, the deficit increased by $9,929.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending September 30, 2009 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars

Discussion of Operations & Financial Condition
During the nine months ended September 30, 2009 the Company recorded a net loss of $9,929 as compared to a loss of $ 18,633 for the nine months ended September 30, 2008. This is a decrease in the loss of approximately $8,704.  The loss is represents $.02  per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

	September 30, 2009	September 30, 2008
Revenues	Nil	Nil
Net Loss	$9,929	$18,633
Loss per share-basic and diluted (cumulative)	$.001	$.002
Total Assets	$9,484	$9,954
Total Liabilities	$145,906	$125,427
Cash dividends declared per share	Nil	Nil

As of September 30, 2009, Georgia had total liabilities of $ 145,906 consisting of $1,000  in accounts payable and accrued liabilities and $ 144,906  due to related parties. Liabilities increased approximately $20,479   from September 30, 2008 due to an increase in amounts due to related parties of $21,979 less a reduction in accounts payables of $1,500.

GEORGIA INTERNATIONAL MINING CORP.

Georgia's current assets at September 30, 2009, consisted of $ 2,446  in cash which decreased from $ 2,915 as of September 30, 2008, as well as $  250.00 in subscriptions  receivable and $0.00 in prepaid expenses.  Total assets as of September 30, 2009 were $9,7234  with Mineral claims recorded at $ 7,038..

Revenues
No revenue was generated by the Company's operations during the nine months ended September 30, 2009 nor since inception January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States FASB all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $  9,929consist of accounting and audit, legal and transfer agent fees, in the amounts of $3,600 ,$1,880 and , $4,076   respectively.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. also purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same value the President paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.
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

Liquidity and Capital Resources
Overview – Quarter-ended September30, 2009
We had cash of $  2,446 as of September 30, 2009, compared to cash of $2,915   as of September 30, 2008. We had a working capital deficiency of $143,460  as of September 30, 2009, compared to a working capital deficiency of $122,261    as of September 30, 2008.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market value and the total assets at September 30, 2009 were $9,484. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

GEORGIA INTERNATIONAL MINING CORP.

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

Cash Used in Operating Activities
Cash used in operating activities was $16,369   for the nine months ended September 30, 2009 compared to $  9,166   for September 30, 2008. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the nine months ended September 30, 2009, while investing activities of $ 0   for acquisition of the mineral claims discussed above were incurred during the nine months ended September 30, 2008. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,280 were deposited in April 2007 and the shares were issued April 18, 2007. There is still an outstanding amount of $250 which has been collected subsequent to the period end.

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

As of September 30, 2009 the total amount owing to the a shareholder is $144,906   for consideration/monies advanced to date.

GEORGIA INTERNATIONAL MINING CORP.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Georgia Mining International Corp. currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at September 30, 2009.

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

GEORGIA INTERNATIONAL MINING CORP.

Item 4.       Submission of Matters to a Vote of Security-Holders.

None.

Item 5.       Other Information.

On September 8, 2009, the company filed an 8-K/A to disclose the Change in Auditor. Our audited statements reported March 30, 2009 for our December 31, 2008 should not be affected.

Item 6.       Subsequent Events

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. No events occurred as of  December 4, 2009 that would have any effect on these financial statements.

Item 7.       Exhibits.

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

GEORGIA INTERNATIONAL MINING CORP.
(Registrant)

Dated:	December 4, 2009	By:	/s/ Edmond Forister
Edmond Forister,
Chief Executive Officer
(Principal Executive Officer) Chief Financial
Officer, Chief Accounting Officer
(Principal Financial Officer)