Form 10-Q/A
period 2009-09-30
GEORGIA INTERNATIONAL MINING CORP
filed 2009-12-15
CIK 1320691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q /A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period ended September 30, 2009

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:  Common, $.001 par value per share: 8,265,300 outstanding as of November 26, 2009.

We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on December 4, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to:

●	Include our foreign currency translation loss as other comprehensive income rather than as a general and administrative expense;
●	In addition, we reclassified from accounts receivable to stock subscription receivable $250 in uncollected subscriptions, at both September 30, 2009 and December 31, 2008;
●
Paid in capital in excess of par was increased by $6,465 and common stock was decreased by the same amount at both September 30, 2009 and December 31, 2008 to correctly report common stock at par and the excess received over par as paid in capital in excess of par;

●	To expand our footnote disclosure for accounting policies; and
●	To include currently dated Exhibits 31 and 32.

This Amendment is being filed to correct errors included in the Original Report as noted in the previous paragraph.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and any other filings with the SEC subsequent to the filing of the Original Report.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORP.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

GEORGIA INTERNATIONAL MINING CORPORATION

CONSOLIDATED
FINANCIAL STATEMENTS
For the  Quarterly period ended September 30, 2009

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet s as of September 30, 2009 and December 31, 2008	Page	F-1

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from inception (January 19, 2005) through September 30, 2009	Page	F-2

Consolidated Statements of Changes in Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from inception (January 19, 2005) through September 30, 2009	Page	F-3

Notes to the Consolidated Financial Statements	Page	F-4 to F1 2

GEORGIA INTERNATIONAL MINING CORP.

(An Exploration Stage Company)
Consolidated Balance Sheets
(US Dollars)

	September 30, 2009	December 31, 2008
Assets	(restated unaudited)	(restated unaudited)
Current:
Cash on hand	$2,446	$5,696
Total current assets	2,446	5,696

Mineral Property (Note 4)	7,038	7,038

Total Assets	$9,484	$12,734

Liabilities
Current:
Amounts Payable	$1,000	$7,440
Due to related parties (Note 5)	144,906	131,787
Total current liabilities	145,906	139,227

Stockholders' Deficit
Capital stock, $0.001 par value, 70,000,000 shares
authorized, 8,265,300 issued and outstanding	8,265	8,265
Paid in Capital in Excess of Par	6,465	6,465
Stock subscription receivable	(250)	(250)
Accumulated other comprehensive loss	(74)	-
Deficit accumulated during exploration stage	(150,828)	(140,973)
Total Stockholders' Deficit	(136,422)	(126,493)
	$9,484	$12,734

Continuing operations (Note 1)

The accompanying notes are integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008 And the period from inception (January 19, 2005) through September 30, 2009
(US Dollars)
(Unaudited)

	Three months ended September 30, 2009 (restated)	Three months ended September 30, 2008	Nine months ended September 30, 2009 (restated)	Nine months ended September 30, 2008	Cumulative From January 19, 2005 (Date of Inception) to September 30, 2009 (restated)
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	2,852	4,937	9,855	18,633	115,828
Operating Loss	(2,852)	(4,937)	(9,855)	(18,633)	(115,828)
Other Item
Write-down of mineral property	-	-	-	-	35,000
Net loss before income taxes	(2,852)	(4,937)	(9,855)	(18,633)	(150,828)
Provision for Income taxes	-	-	-	-	-
Net Loss	(2,852)	(4,937)	(9,855)	(18,633)	(150,828)
Other comprehensive loss:
Foreign currency translation	(2)	-	(74)	-	(74)
Net comprehensive loss	$(2,854)	$(4,937)	$(9,929)	$(18,633)	$(150,902)

Net loss per weighted-average share -
Basic	$(0.000)	$(0.001)	$(0.001)	$(0.002)	$(0.018)
Fully diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)	$(0.018)
Weighted average number of common shares outstanding:
Basic	8,265,300	8,265,300	8,265,300	8,265,300	8,265,300
Fully diluted	8,330,600	8,330,600	8,330,600	8,330,600	8,330,600

The accompanying notes are an integral part of these financial statements.

(An Exploration Stage Company)
Consolidated Statement of Changes in Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 And the period from inception (January 19, 2005) through September 30, 2009
(US Dollars)
(Unaudited)
	September 30, 2009 (restated)	September 30, 2008	Cumulative From January 19, 2005 (Date of Inception) to September 30, 2009 (restated)
Operating activities:
Net (Loss)	$(9,855)	$(18,633)	$(150,828)
Net change in non-cash working capital
Foreign currency translation	(74)	-	(74)
Prepaid expenses	-	8,766	-
Accounts payable	(6,440)	701	1,000
Writedown of mineral property	-	-	35,000
Cash flows (used in) operating activities	(16,369)	(9,166)	(114,902)

Investing activity:
Purchase of mineral properties	-	-	(42,038)
Cash flows (used in) investing activities	-	-	(42,038)

Financing activities:
Loans from related parties	13,119	8,503	144,906
Common shares issued	-	-	14,480
Cash flows from financing activities	13,119	8,503	159,386
Net increase ( decrease) in cash	(3,250)	(663)	2,446

Cash, beginning of period	5,696	3,580	-
Cash, end of period	$2,446	$2,917	$2,446

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2009, the Company has a working capital deficit of $143,460 and has accumulated losses of $150,828 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)       Interim Financial Statements

The condensed consolidated financial statements included in this report have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting including, the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  The condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to make the financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2008, which is included in the Company’s Form 10-K for the year ended December 31, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

GEORGIA INTERNATIONAL MINING CORP.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009 up until the issuance of the financial statements, which occurred on December 14, 2009.

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

GEORGIA INTERNATIONAL MINING CORP.

 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

g)       Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements , entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

h)       Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.  Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are issued.

Mineral property exploration costs are expensed as incurred. When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property, all option payments are expensed as incurred.

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

GEORGIA INTERNATIONAL MINING CORP.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

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

k)        Comprehensive Loss

As at September 30, 2009, the Company’s only component of comprehensive income was foreign currency translation adjustments.

l)       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)        Share-based Payment

The Company is required to recognize compensation expense for equity awards over the requisite service period based on their grant date fair values.  Compensation expense is recognized using a straight-line method only for share-based payments expected to vest.  We estimate forfeitures at the date of grant based on our historical experience and future expectations.  Estimated forfeitures are expected to be minor and not material to the financial statements.

GEORGIA INTERNATIONAL MINING CORP.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

n)      Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this body of accounting for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are not applicable to us.

GEORGIA INTERNATIONAL MINING CORP.

  (An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for us on January 1, 2009 and did not have a significant impact on our consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 and did not impact our consolidated financial statements.

GEORGIA INTERNATIONAL MINING CORP.

 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on our consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on our consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

GEORGIA INTERNATIONAL MINING CORP.

 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

o)       Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation. A subscription receivable has been adjusted to Excess paid in capital. This restatement has no affect on any income from operations, net income and per share for any of the prior interim periods.

3.       Mineral Property Interest

On July 30, 2005 Georgia signed an option agreement with Firstline Environmental Solutions Inc, A Florida Corporation “FESI” to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims are part of the Burns Group Mineral Claim that encompass 3,900 hectare or 12,000 acres. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 is payable in two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008.

The agreement stipulates that Georgia must commence mineral exploration on the properties as soon as its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims. FESI may cancel this agreement and Georgia will not be entitled to recover its $35,000 investment in the event that Georgia does not complete the exploration by June 30, 2007.

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

4.       Related Party Transactions

During the period ended September 30, 2009 the Company’s President and Director loaned the Company $144,906 (December 31, 2008: $131,787) to finance working capital.  The loan does not bear any interest and has no specific repayment date.

All loans are recorded at face value and are expected to be paid within twelve months .  As such, these loans are recorded as current liabilities.

GEORGIA INTERNATIONAL MINING CORP.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

5.       Common Stock

The company has 70,000,000 common shares, par value $0.001 authorized and 8,265,300 common shares issued and outstanding at September 30, 2009 and December 31, 2008.

In March 2007, the Company authorized subscription agreements for 65,300 common shares at $0.10 per share pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The proceeds of $6,530 were deposited in April 2007 and the shares were issued April 18, 2007.  Each common share had an attached warrant with an exercise price of $0.12 and an expiration date of August 31, 2011.

6.           Restatement

We incorrectly included our foreign currency translation loss in general and administrative expense in our Original filing.  The following entries were made to the amounts included in the Original filing to properly report the foreign currency translation loss.

In addition, we reclassified from accounts receivable to stock subscription receivable $250 in uncollected subscriptions, at both September 30, 2009 and December 31, 2008.

Paid in capital in excess of par was increased by $6,465 and common stock was decreased by the same amount at both September 30, 2009 and December 31, 2008 to correctly report common stock at par and the excess received over par as paid in capital in excess of par.

As of September 30, 2009 and for the nine months then ended
	As Originally
	Reported	Adjustment	As Restated
Balance sheet:

Accumulated other comprehensive loss	$-	$(74)	$(74)
Deficit accumulated during exploration stage	(150,902)	74	(150,828)

Accounts receivable	250	(250)	-
Stock subscription receivable	-	250	250

Common stock	14,730	(6,465)	8,265
Paid in capital in excess of par	-	6,465	6,465

Statement of operations:

General and administrative expense	9,929	(74)	9,855
Foreign currency translation	-	74	74

December 31, 2008 Balance sheet

Accounts receivable	250	(250)	-
Stock subscription receivable	-	250	250

Common stock	14,730	(6,465)	8,265
Paid in capital in excess of par	-	6,465	6,465

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

On July 30, 2005 Georgia signed an option agreement with Firstline Environmental Solutions Inc, a Florida Corporation “FESI” to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Caribou District, British Columbia. The claims were part of the Burns Group Mineral Claim that, encompassed 3,900 hectare or 12,000 acres. The option price was $285,000 of which, $35,000 was paid upon signing the agreement and the remaining balance of $250,000 was payable in two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008.

The agreement stipulated that Georgia must commence mineral exploration on the properties as soon its securities were listed on a public market, and would have one year from that date to complete its exploration program on the

GEORGIA INTERNATIONAL MINING CORP.

three mineral claims. FESI could cancel this agreement and Georgia would not be entitled to recover its $35,000 investment in the event that Georgia does not complete the exploration by June 30, 2007.

On June 30, 2007, the option to purchase the three mineral claims expired as the Company was unable to pay the installment of $125,000, due June 30, 2007 and complete its required exploration program on the claims. Pursuant to the option agreement, the Company will not be entitled to recover its initial $35,000 investment in said claims, and the amount has been written off.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Mines Canada, Inc.  EG Mines Canada, Inc. purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same amount the President paid for the property in the amount of $7,038 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells.  The past president, Mark Hague, accepted a promissory note in the amount of $7,038.

Subsequently, we have started the process of setting up an Ontario subsidiary in the name of EG Mines (Ont) Inc.  The name was reserved and the incorporation documents submitted.

From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.  The company received 100% of the votes in favor of the name change and will submit to the Nevada Secretary of State the Company’s amended articles when they elect to finalize the name change.

Our accumulated deficit as of the period ended on September 30, 2009 was $ 150,828  and as of December 31, 2008, the accumulated deficit was $140,973.  During the period ended September 30, 2009, the deficit increased by $9,855 .  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending September 30, 2009 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars

Discussion of Operations & Financial Condition
During the nine months ended September 30, 2009 the Company recorded a net loss of $9,855 as compared to a loss of $ 18,633 for the nine months ended September 30, 2008. The loss represents $.02  per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

	September 30, 2009	September 30, 2008
Revenues	Nil	Nil
Net Loss	$9,855	$18,633
Loss per share-basic and diluted (cumulative)	$.001	$.002
Total Assets	$9,484	$9,954
Total Liabilities	$145,906	$125,427
Cash dividends declared per share	Nil	Nil

As of September 30, 2009, Georgia had total liabilities of $ 145,906 consisting of $1,000 in accounts payable and accrued liabilities and $ 144,906  due to related parties. Liabilities increased approximately $20,479   from September 30, 2008 due to an increase in amounts due to related parties of $21,979 less a reduction in accounts payables of $ 1,500.

GEORGIA INTERNATIONAL MINING CORP.

Georgia's current assets at September 30, 2009, consisted of $ 2,446  in cash which decreased from $5,696 as of December 31, 2008.  Total assets as of September 30, 2009 were $9,484  with Mineral claims recorded of $ 7,038.

Revenues
No revenue was generated by the Company's operations during the nine months ended September 30, 2009 nor since inception, January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States FASB all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of  $9,855 consist of accounting and audit, legal and transfer agent fees, in the amounts of $3,600, $1,880 and, $4,076   respectively.

Plan of Operations
Our plan of operations for the next twelve months is to raise the $1,000,000 capital as per our SB2 filing and principally use the offering proceeds to finance the drilling program and to provide working capital necessary to complete the exploration and drilling phase for our mineral properties. There is no guarantee we will raise all or any of the one million dollars pursuant to the SB2 offering, in which case we would have to reduce or cancel our drilling program and therefore lessen our chances to find valuable commercial deposits.

On December 8, 2006 GIMC received confirmation for the name reservation of Empire Gold Mines, Inc.  From December 13 to December 18, 2006, GIMC conducted a shareholder vote via telephone to vote on a name change from Georgia International Mining Corporation to Empire Gold Mines, Inc.   The Company received 100% of the votes in favor of the name change.  The Company will file the amendment with the Nevada Secretary of State when they determine to finalize the name change.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. also purchased a mining claim from the president of GIMC on January 8, 2007. The purchase price is the same amount the President paid for the property in the amount of $7,038 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits.  Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year.

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

Liquidity and Capital Resources
Overview – Quarter-ended September30, 2009
We had cash of $2,446 as of September 30, 2009, compared to cash of $2,915   as of September 30, 2008. We had a working capital deficiency of $143,460 as of September 30, 2009, compared to a working capital deficiency of $122,261    as of September 30, 2008.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market and the total assets at September 30, 2009 were $9,474 . The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s

GEORGIA INTERNATIONAL MINING CORP.

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

Cash Used in Operating Activities
Cash used in operating activities was $16,369  for the nine months ended September 30, 2009 compared to $9,166 for the 2008 period . We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the nine months ended September 30, 2009 or 2008 . We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,280 were deposited in April 2007 and the shares were issued April 18, 2007. There is still an outstanding amount of $250 which has been collected subsequent to the period end.

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

As of September 30, 2009 the total amount owing to the a shareholder is $ 144,906   for consideration/monies advanced to date.

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

GEORGIA INTERNATIONAL MINING CORP.
(Registrant)

Dated:	December 14, 2009	By:	/s/ Edmond Forister
Edmond Forister,
Chief Executive Officer
(Principal Executive Officer) Chief Financial
Officer, Chief Accounting Officer
(Principal Financial Officer)