Form 10-K
period 2009-12-31
GEORGIA INTERNATIONAL MINING CORP
filed 2010-04-15
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the Company on April 9, 2010 was $4,105,953.

As of March 30, 2010 the Company had 8,265,300 issued and outstanding shares of common stock.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING CORP.

Part I

Item 1.     Description of Business

Forward Looking Statements
This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

On November 15, 2009, the Company entered into a non-binding letter of intent offering to merge with Guangdong Jinhao Motorcycle Co., Ltd. ("GJM") and its subsidiaries.  The letter of intent constitutes an expression of mutual intent to pursue the consummation of the transaction but except for provisions set out in the Term Sheet, shall not bind any of the parties.

Subsequent events have been evaluated through April 9, 2010and we make the date a day or two before the audit is released.

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

On July 30, 2005, Georgia International Mining Corporation signed an option agreement with Gemco Minerals, Inc., a Florida Corporation (Gemco) to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims were part of the Burns Group Mineral Claim that encompass 3,900 hectare or 12,000 acres. The area size of the three claims was defined on the geological maps registered in the British Columbia Mining Office. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remainder balance of $250,000 was payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The agreement stipulated that Georgia International Mining Corporation must conduct mineral exploration as soon its securities become listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims otherwise, Gemco would have the right to cancel this agreement and Georgia International Mining Corporation would not be entitled to recover its $35,000 investment.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague on January 8, 2007. The purchase price is the same value the past president paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Mr. Hague, accepted a promissory note in the amount of $7.038.

GEORGIA INTERNATIONAL MINING CORP.

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

Ed Forister is a director and officer and has no previous experience in mineral exploration or operating a mining company. Mr. Hague owns 51.18% of our outstanding common stock. Since Mr. Hague owns a majority of our outstanding shares and he is a director and officer of our company he has the ability to elect directors and control the future course of our company. Investors may find the corporate decisions influenced by Mr. Hague are inconsistent with the interests of other stockholders.

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

We need to raise funds to carry-on with our objective to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. If we raise sufficient funds we will explore our claim between June 1, 2010 and October 15, 2010.

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

GEORGIA INTERNATIONAL MINING CORP.

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

On July 30, 2005, Georgia International Mining Corporation signed an option agreement with Gemco Minerals, Inc., a Florida Corporation (Gemco) to purchase three mineral claims numbers; 506335, 506336 and 506337 located in the Cariboo District, British Columbia. The claims were part of the Burns Group Mineral Claim that encompass 3,900 hectare or 12,000 acres. The area size of the three claims was defined on the geological maps registered in the British Columbia Mining Office. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remainder balance of $250,000 was payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The agreement stipulates that Georgia International Mining Corporation must conduct mineral exploration as soon its securities become listed on a public market, and would have one year from that date to complete its exploration program on the three mineral claims otherwise, Gemco would have the right to cancel this agreement and Georgia International Mining Corporation would not be entitled to recover its $35,000 investment. The option agreement did not include any current or future royalty payments or any other types of payments that would have to be accrued other then the two installments mentioned above once Georgia International Mining Corporation started its mining operations. Once Georgia International Mining Corporation had incurred the exploration expenditures, and made the payments set out in Section 3 of the Option Agreement to Gemco would own an undivided 100% of Gemco’s right, title, and interest in and to the Claims.

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague on January 8, 2007. The purchase price is the same value the past president paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Mr. Hague, accepted a promissory note in the amount of $7.038.

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

GEORGIA INTERNATIONAL MINING CORP.

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

Employees
We have one employee as of the date of this annual report our director and president, Ed Forister.

GEORGIA INTERNATIONAL MINING CORP.

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

Item 2.     Description of Property

Georgia International Mining Corporation mailing address is 2601 E. Turquoise Drive, Phoenix, AZ 85028.

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

GEORGIA INTERNATIONAL MINING CORP.

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

As of March 30, 2010, there have been three trades of 500 shares each on June 3, 4, 5, 2008 at $1.01 per share.  There have been no other trades in our common stock during the last two fiscal years.

Holders
As of March 30, 2010, there were 41 holders of record of Georgia International Mining Corporation holding 8,265,300 shares.

Dividends
Georgia International Mining Corporation has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Equity Compensation Plans
As of the date of this annual report, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities
All recent sales of unregistered securities have been previously reported.

Item 6.     Selected financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending December 31, 2009 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GEORGIA INTERNATIONAL MINING CORP.

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

Discussion of Operations & Financial Condition
During the twelve months ended December 31, 2009 the Company recorded a net loss of $26,875 as compared to a loss of $29,653 for the twelve months ended December 31, 2008. This is a decrease in the loss of approximately $2,778. The loss is represents $0.003 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected annual information

	Dec 31, 2009	Dec 31, 2008
Revenues	Nil	Nil
Net Loss	$(26,875)	$(29,653)
Loss per share-basic and diluted (cumulative)	$(0.003)	$(0.004)
Total Assets	$3,012	$1,656
Total Liabilities	$163,168	$135,187
Cash dividends declared per share	Nil	Nil

As of December 31, 2009, Georgia had total liabilities of $163,168 consisting of $10,726 in accounts payable and accrued liabilities and $152,442 due to related parties. Liabilities increased approximately $27,981 from 2008 due to an increase in shareholder’s loans of $20,665 and an increase in accounts payables of $7,326.

Georgia's current assets at December 31, 2009, consisted of $3,012 in cash which increased from $1,656 as of December 31, 2008. Total assets as of December 31, 2009 were $3,012.

Revenues
No revenue was generated by the Company's operations during the years ended December 31, 2009 and December 31, 2008.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $26,875 consisting of accounting and audit expense of $12,750, bank charges of $656, filing fees of $1,936, mineral property costs of $2,351, office and miscellaneous expenses $2,028 and transfer agent fees of $6,534.

Plan of Operations
Our plan of operations for the next twelve months is to raise the $1,000,000 capital as per our SB2 filing and principally use the offering proceeds to finance the drilling program and to provide working capital necessary to complete the exploration and drilling phase for our mineral properties.

We have signed an option agreement with Gemco Minerals Inc. (formerly Firstline Environmental Solutions Inc.) to purchase three claims, numbers; 506335, 506336 and 506337, located in the Cariboo District, British Columbia.   The claims were part of the Burns Group Mineral Claim that encompass 3,900 hectare or 12,000 acres. The area size of the three claims was defined on the geological maps registered in the British Columbia Mining Office. The option price is $285,000 of which, $35,000 was paid upon signing the agreement and the remainder balance of $250,000 was payable on two installments (i) $125,000 due on June 30, 2007 and (ii) $125,000 due on June 2008. The agreement

GEORGIA INTERNATIONAL MINING CORP.

stipulates that Georgia International Mining Corporation must conduct mineral exploration as soon its securities become listed on a public market, and would have one year from that date to complete its exploration program on the three mineral claims otherwise, Gemco would have the right to cancel this agreement and Georgia International Mining Corporation would not be entitled to recover its $35,000 investment. The option agreement did not include any current or future royalty payments or any other types of payments that would have to be accrued other then the two installments mentioned above once Georgia International Mining Corporation started its mining operations. Once Georgia International Mining Corporation had incurred the exploration expenditures, and made the payments set out in Section 3 of the Option Agreement to Gemco would own an undivided 100% of Gemco’s right, title, and interest in and to the Claims.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague on January 8, 2007. The purchase price is the same value the past president paid for the property in the amount of $7.038.00 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.

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

Liquidity and Capital Resources

Cash and Working Capital
We had cash of $3,210 as of December 31, 2009, compared to cash of $1,656 as of December 31, 2008. We had a working capital deficiency of $160,156 as of December 31, 2009, compared to a working capital deficiency of $133,531 as of December 31, 2008.

The Company’s assets are recorded at the lower of cost or market value. The total assets at December 31, 2009 were $3,012.  The majority of our assets are long-term in nature and thus considered to be of lower liquidity. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

Cash Used in Operating Activities
Cash used in operating activities increased $19,549 compared to $19,286 for 2008.  We funded the cash used in operating activities primarily through related party loans and equity issues of our common shares.

Investing Activities
We did not undertake any investing activities during 2009, 2008 or 2007.  We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

GEORGIA INTERNATIONAL MINING CORP.

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

Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation
The effect of inflation on our revenue and operating results has not been significant.

Critical Accounting Policies
Revenue Recognition. The Company derives its revenue from mineral rights.  Revenue from these sales are recognized when the actual payments are received.

Foreign Currency Transactions/Balances.  Coda translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830 - Foreign Currency Matters. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders' equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

Income Taxes. Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Mineral Property Costs. The Company is primarily engaged in the acquisition, exploration and development of mineral properties.  Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

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

GEORGIA INTERNATIONAL MINING CORP.

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

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-

GEORGIA INTERNATIONAL MINING CORP.

related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

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

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

GEORGIA INTERNATIONAL MINING CORP.

Item 8.     Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2009 and 2008

INDEX TO THE
CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA INTERNATIONAL MINING CORP.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Georgia International Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Georgia International Mining Corp. (An Exploration Stage Company) as of December 31, 2009 and December 31 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and December 31 2008 and since inception on January 19, 2005 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia International Mining Corp. (An Exploration Stage Company) as of December 31, 2009 and December 31 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and December 31 2008 and since inception on January 19, 2005 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements the Company has a working capital deficit of $160,156 and has accumulated losses of $174,866 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 14, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
 (An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2009 and 2008
(Stated in US Dollars)

	December 31, 2009	December 31, 2008 (restated)
Assets

Cash	$3,012	$1,656

Total Assets	$3,012	$1,656

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	$10,726	$3,400
Due to related parties (Note 4)	152,442	131,787

Current liabilities	163,168	135,187

Stockholders’ Deficiency

Common stock, $0.001 par value, 70,000,000 authorized 8,265,300 (2008: 8,265,300) shares issued (Notes 1 and 5)	8,265	8,265
Paid in capital in excess of par	6,465	6,465
Stock subscription receivable	--	(250)
Deficit Accumulated Deficit accumulated during the explorations stage	(174,886)	(148,011)

Stockholders’ Deficiency	(160,156)	(133,531)

Total Liabilities and Stockholders’ Deficiency	$3,012	$1,656

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

 GEORGIA INTERNATIONAL MINING
 (An Exploration Stage Company)
 Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2009 and 2008
and for the period June 19, 2005 (Date of Inception) to December 31, 2009
 (Stated in US Dollars)

			For the period
	For the period	For the Year	From inception
	Ended	Ended	January 19, 2005 to
	December 31,	December 31,	December 31,
	2009	2008	2009
			(restated)
Revenue	–	–	–

Accounting and audit	12,750	11,741	55,066
Bank charges and interest	656	660	2,218
Foreign exchange	(81)	-	(47)
Legal fees	701	1,018	17,156
Mineral property costs	2,351	500	41,611
Office and miscellaneous	2,028	2,687	5,793
Transfer agent and filing fees	8,470	13,047	53,089

Net loss and comprehensive loss for the period	$(26,875)	$(29,653)	$ (174,886)

Net Loss Per Share	$(0.003)	$(0.003)

Weighted Average Shares Outstanding	8,265,300	8,265,300

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
and for the period January 19, 2005 (Date of Inception) to December 31, 2009
 (Stated in US Dollars)

			For the period
			From inception
	December 31,	December 31,	January 19, 2005 to
	2009	2008	December 31, 2009
	(restated)		(restated)
Operating Activities
Net Loss	(26,875)	(29,653)	(174,886)
Change in Non-Cash Working Capital Items
Prepaid Expenses	--	8,766	--
Accounts Payable	7,326	1,601	10,726
Net Cash(used) Provided by Operating Activities	(19,549)	(19,286)	(164,160)

Financing Activities
Common Shares Issued	250	--	14,730
Loans from related parties	20,655	17,362	152,442
Net Cash Provided by Financing Activities	20,915	17,362	167,172

Increase (decrease) in Cash	(1,356)	(1,924)	3,012
Cash – Beginning of Period	1,656	3,580	0
Cash – End of Period	$3,012	$1,656	$3,012

Supplemental Information
Taxes Paid	0	0	0
Interest Paid	0	0	0

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to December 31, 2009
(Stated in US Dollars)

	Common Stock		Paid In Capital in Excess of	Stock Subscriptions	Accumulated Other Comprehensive	Accumulated Deficit During Exploration
	Shares	Amount	Par	Receivable	Loss	Stage	Total

Balance January 19, 2005	--	$--	$--	$--	$--	$--	$--

Shares issued for cash at $0.001 on February 10, 2005	8,200,000	8,200	--	--	--	--	8,200

Net loss for the year	--	--	--	--		(24,111)	(24,111)

Balance at December 31, 2005	8,200,000	8,200			--	(24,111)	(15,911)

Net loss for the year	--	--	--	--	--	(19,754)	(19,754)

Balance at December 31, 2006	8,200,000	8,200	--	--	--	(43,865)	(35,665)

Share issued for cash April 18, 2007 at $0.010	65,300	65	6,465	--	--	--	6,530

Net loss for the year	--	--	--	--	--	(74,493)	(74,493)

Balance at December 31, 2007	8,265,300	8,265	6,465	--	--	(118,358)	(103,628)

Stock subscriptions receivable	--	--	--	(250)	--	--	(250)

Net loss for the year	--	--	--	--	--	(29,653)	(29,653)

Balance at December 31, 2008	8,265,300	8,265	6,465	--		(148,011)	(133,531)

Stock subscriptions received	--	--	--	250	--	--	250

Net loss for the year	--	--	--	--		(26,875)	(26,875)

Balance at December 31, 2009	8,265,300	$8,265	$6,465	$--	$-	$(174,886)	$(160,156)

The accompanying notes are an integral part of these financial statements

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2009, the Company has a working capital deficit of $160,156 and has accumulated losses of $174,866 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

2.       Summary of Significant Accounting Policies (continued)

d)       Basic and Diluted Net Income (Loss) Per Share

The Company present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Georgia International Mining Corp.  In accordance with ASC 260, the computation of diluted earnings (loss) per share for 2009 and 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.

e)       Financial Instruments

The fair values of cash, accounts payable and accrued liabilities and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)       Foreign Currency Transactions/Balances

Coda translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830 - Foreign Currency Matters. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders' equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

2.       Summary of Significant Accounting Policies (continued)

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

j)       Revenue Recognition

The Company derives its revenue from mineral rights.  Revenue from these sales are recognized when the actual payments are received.

k)        Comprehensive Loss

As at September 30, 2009, the Company’s only component of other comprehensive income (loss) was foreign currency translation adjustments.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

2.       Summary of Significant Accounting Policies (continued)

l)        Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

2.       Summary of Significant Accounting Policies (continued)

n)       Recent Accounting Pronouncements (continued)

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

 2.       Summary of Significant Accounting Policies (continued)

n)       Recent Accounting Pronouncements (continued)

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

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

2.       Summary of Significant Accounting Policies (continued)

n)       Recent Accounting Pronouncements (continued)

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

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

3.       Mineral Property Interest(continued)

On January 8, 2007 the Company’s wholly owned subsidiary, E G Gold Mines Inc. entered into an agreement with the President to acquire 100% of his rights to mineral claims #553563 and #564658 which are located approximately 40 miles south of Wells, British Columbia, Canada.  The claims are situated in the Cariboo Mountains and contains 25 cells (approximately 1,500 acres) of gold mining property.

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 has no specific terms of repayment, is non-interest bearing and is unsecured.

4.       Related Party Transactions – Note 3

During the year ended December 31, 2009 a former president and director loaned the Company $20,665 (2008: $17,362) to finance working capital.  As at December 31, 2009, a former president and director had loaned the Company $152,442 (2008:  $131,787).  This loan is non-interest bearing, unsecured and has no specific terms for repayment, was owing to the Company’s president and director.

These transactions were incurred in the normal course of operations and, in management’s opinion, were undertaken with the same terms and conditions as transactions with unrelated parties.

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

6.        Restatement

In the year ending December 31, 2007, we incorrectly capitalized mineral property acquisition costs of $35,000, which were written down during the year then ended, and $7,038 that were included in the Company’s balance sheet as a long term asset as at December 31, 2007 and 2008.  These mineral property acquisition costs should have correctly been expensed when incurred in 2007, therefore, prior period adjustments have been made to reflect this treatment.

We also reclassified from accounts receivable to stock subscription receivable $250 that remained uncollected at December 31, 2008.

Paid in capital in excess of par was increased by $6,465 and common stock was decreased by the same amount at December 31, 2008 to correctly report common stock at par and the excess received over par as paid in capital in excess of par.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

7.       Income taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Basic statutory and provincial income tax rate	34.0%	34.0%

Approximate loss before income taxes	$26,900	$29,600

Expected approximate tax recovery on net loss, before income tax	$9,146	$10,064
changes in valuation allowance	(9,146)	(10,064)

Deferred income tax recovery	$-	$-

Significant components of the Company’s future tax assets and liabilities are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Deferred income tax assets
Non-capital losses carried forward	$42,800	$33,700
Mineral properties	15,100	14,300
Less: valuation allowance	(57,900)	(48,000)

Deferred income tax assets	$-	$-

At December 31, 2009, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $116,900 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount
2025	$24,100
2026	19,800
2027	25,400
2028	29,700
2029	26,900
$125,900

The amount taken into income as deferred tax assets must reflect that portion of income tax loss carryforwards that is-more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their time to expiry.

GEORGIA INTERNATIONAL MINING CORP.

GEORGIA INTERNATIONAL MINING
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Stated in US Dollars)

7.       Income taxes – (continued)

Uncertain Tax Positions

The Company has adopted ASC 740 "Income Taxes."  ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2008.

Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of December 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense and penalties to other operating expense in the period of the assessment. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company estimated the expected amount of loss carry forwards available. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

8.       Commitments

On November 15, 2009, the Company entered into a non-binding letter of intent offering to merge with Guangdong Jinhao Motorcycle Co., Ltd. ("GJM") and its subsidiaries.  The letter of intent constitutes an expression of mutual intent to pursue the consummation of the transaction but except for provisions set out in the Term Sheet, shall not bind any of the parties.

Subsequent events have been evaluated through April 9, 2010.

GEORGIA INTERNATIONAL MINING CORP.

Item 9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

Item 9A.   Controls and Procedures

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

GEORGIA INTERNATIONAL MINING CORP.

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

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that have, or are reasonably likely to affect, our internal controls over financial reporting.

Item 9B.    Other Information

None to Report.

GEORGIA INTERNATIONAL MINING CORP.

Part III

Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of March 30, 2010.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended December 31, 2009, our sole Director and Officer complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Director and Officer and their written representations that such reports accurately reflect all reportable transactions.

Significant Employees
Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships
There are no family relationships among our officers, directors or persons nominated for such positions.

Legal Proceedings
None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

GEORGIA INTERNATIONAL MINING CORP.

Audit Committee
The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as our director and a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on our Board of Directors.

Director Nominees
We do not have a nominating committee. Our sole director, in his capacity as a director, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include any independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavour to do so.

Item 11.     Executive Compensation

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

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2009	2008	2009	2008	2009	2008	2009	2008
Edmond Forister	Chair, CEO, CFO, CAO	0	0	$0	$0	$0	$0	$0	$0

Mark Hague	Majority Shareholder and Past Chair, Past CEO, Past CFO, Past CAO	0	0	$0	$0	$0	$0	$0	$0

GEORGIA INTERNATIONAL MINING CORP.

We currently have one director.

As of February 26, 2010, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

We intend to do one or a combination of the following to compensate our employees, officers and directors so that they are retained and so that we can attract qualified personnel as we deem appropriate.

Develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

Compensation of Directors
Our directors have not received any compensation for their services since our inception.

Pension, Retirement or Similar Benefit Plans
There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee
We do not currently have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 30, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 8,265,300 issued and outstanding shares of our common stock as of March 30, 2010:

	AMOUNT AND NATURE	PERCENT OF
	OF BENEFICIAL SHARES	OUTSTANDING
NAME	OWNED	OWNERSHIP
Mark Hague	4,200,000 common shares	50.8%

Mr. Hague’s shares are not registered.

GEORGIA INTERNATIONAL MINING CORP.

Item 13.     Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

In September 2006, the president purchased Claim number 529404 from shareholder Doug Merrick in the amount of $7,038. On January 8, 2007, the president sold this same claim to the issuer’s subsidiary, EG Gold Mines, Inc. for the same purchase price of $7,038.

Shareholder, Tom Hatton is the president of Gemco Minerals and company entered into an agreement with Gemco on July 30, 2005 as disclosed throughout our 10K.

Director Independence
Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.

However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, none of our directors meet this definition of independence.

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

The auditor’s fees for fiscal 2009 were approximately $12,500 compared to $6,000 for fiscal 2008.

Item 15.     Exhibits

Exhibits

(a)       Audited Consolidated Financial Statements (included in Part 11 of this Report):
            Report of independent registered public accounting firm
            Consolidated Balance Sheets – December 31, 2009 and 2008
            Consolidated Statements of  Operations and Comprehensive loss – December 31, 2009 and 2008
            Consolidated Statements of Cash Flows – December 31, 2009 and 2008
            Consolidated Statement of Stockholders’ Deficiency – December 31, 2009 and 2008
            Notes to Consolidated Financial Statements – December 31, 2009 and 2008

(b)       None

(c)       Exhibit

14.1	Code of Ethics - Amended (previously filed)
23.1	Consent of Seale and Beers, CPAs
31.1	Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

GEORGIA INTERNATIONAL MINING CORP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA INTERNATIONAL MINING CORPORATION
(Registrant)

By:	/s/ Ed Forister
Ed Forister, Chief Executive Officer,
Chief Financial Officer & Chief Accounting Officer

Date	April 14, 2010