Form 10-Q
period 2010-03-31
GEORGIA INTERNATIONAL MINING CORP
filed 2010-05-10
CIK 1320691

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORP.)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  000-52482

JINHAO MOTOR COMPANY.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	20-2308107
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

2601 E. Turquoise Drive, Phoenix, AZ 85028
(Address of registrant's principal executive offices)

Tel: 602-206-3582
(Issuer’s Telephone Number, Including Area Code)

GEORGIA INTERNATIONAL MINING CORP.
(Former Name)

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

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:  Common, $.001 par value per share: 8,265,300 outstanding as of March 30, 2010.

JINHAO MOTOR COMPANY

(formerly GEORGIA INTERNATIONAL MINING CORP.)

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

JINHAO MOTOR COMPANY

(formerly GEORGIA INTERNATIONAL MINING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

Stated in US Dollars

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

ASSETS	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Current
Cash	$317	$3,012

Total assets	$317	$3,012

LIABILITIES
Current
Accounts payable and accrued liabilities	$9,098	$10,726
Due to related party (Note 4)	167,615	152,442

	176,713	163,168

STOCKHOLDERS’ DEFICIENCY
Common stock (Notes 5 and 7)
Authorized: 200,000,000 common shares at $0.001 par value 50,000,000 preferred shares at $0.001 par value
Issued, allotted and outstanding: 4,876,527 common shares	8,265	8,265
Additional paid-in capital	6,465	6,465
Stockholders’ deficiency – accumulated during the exploration stage	(191,126)	(174,886)

	(176,396)	(160,156)

Total liabilities and stockholders’ deficiency	$317	$3,012

Exploration stage company (Note 1)
Commitments (Note 6)
Subsequent event (Note 7)

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION )
(An Exploration Stage Company)
Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009
and for the period January 19, 2005 (date of inception) to March 31, 2010
Stated in US Dollars
(Unaudited)

	For the three months ended March 31, 2010 (unaudited)	For the three months ended March 31, 2009 (audited)	For the period January 19, 2005 (Date of Inception) to March 31, 2010 (unaudited)

REVENUE	$-	$-	$-

EXPENSES
Accounting and audit	10,711	2,000	65,777
Bank charges and interest	170	170	2,388
Foreign exchange	108	-	61
Legal fees	3,843	-	20,999
Mineral property costs	-	-	41,611
Office and miscellaneous	163	51	5,956
Transfer agent and filing fees	1,245	1,350	54,334

	16,240	3,571	191,126

LOSS FOR THE PERIOD	$16,240	$3,571	$191,126

Loss per share	$(0.002)	(0.001)

Weighted average shares outstanding	8,265,300	8,265,300

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
and the period January 19, 2005 (date of inception) to March 31, 2010
Stated in US Dollars
(Unaudited)

	For the three months ended March 31, 2010 (unaudited)	For the three months ended March 31, 2009 (audited)	For the period January 19, 2005 (Date of Inception) to March 31, 2010 (unaudited)

Operating activities
Net loss	$(16,240)	$(3,571)	$(191,126)
Change in non-cash working capital items
Accounts payable	(1,628)	(4,347)	9,098

Net cash used in operating activities	(17,868)	(7,918)	(182,028)

Financing activities
Common shares issued	-	-	14,730
Due to related party	15,173	6,304	167,615

Cash flow from financing activities	15,173	6,304)	182,345

Increase (decrease) in cash	(2,695)	(1,614)	317

Cash, beginning of period	3,012	5,696	-

Cash, end of period	$317	$4,082	$317

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to March 31, 2009
Stated in US Dollars
(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated Deficit during Exploration	Total Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balance – January 19, 2005	-	$-	$-	$-	$-	$-

Shares issued for cash – February 11, 2005 at $.005	8,200,000	8,200	-	-	-	8,200
Net loss for the period	-	-	-	-	(24,111)	(24,111)
Balance at December 31, 2005	8,200,000	8,200	-	-	(24,111)	(15,911)

Loss for the year	-	-	-	-	(19,754)	(19,754)

Balance at December 31,2006	8,200,000	8,200	-	-	(43,865)	(35,665)

Shares issued for cash April 18, 2007 at $0.010	65,300	65	6,465	-	-	6,530

Loss for the year	-	-	-	-	(74,493)	(74,493)

Balance at December 31, 2007	8,265,300	8,265	6,465	-	(118,358)	(103,628)

Stock subscriptions receivable	-	-	-	(250)	-	(250)

Loss for the year	-	-	-	-	(29,653)	(29,653)

Balance at December 31, 2008	8,265,300	8,265	6,465	(250)	(148,011)	(133,531)

Stock subscriptions received	-	-	-	250	-	250

Loss for the year	-	-	-	-	(26,875)	(26,875)

Balance at December 31, 2009	8,265,300	8,265	6,465	-	(174,886)	(160,156)

Loss for the period	-	-	-	-	(16,240)	(16,240)

Balance at March 31, 2010	8,265,300	$8,265	$6,465	$-	$(191,126)	$(176,396)

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

1.	Exploration Stage Company

Jinhao Motor Company (formerly Georgia International Mining Corporation) (“the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2005 with authorized common stock of 70,000,000 shares at $0.001 par value. Georgia was organized for the purpose of conducting mining exploration, developing mining sites and producing minerals to the consumer markets. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2010, the Company has a working capital deficit of $176,346 and has accumulated losses of $191,126 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

b)	Interim Financial Statements - continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2009, which is included in the Company’s Form 10-K for the year ended December 31, 2009.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.  In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after March 31, 2010 up until the issuance of the financial statements, which occurred April 27, 2010.

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

e)	Basic and Diluted Net Income (Loss) Per Share

The Company presents loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Georgia International Mining Corp. In accordance with ASC 260, the computation of diluted earnings (loss) was not computed as any effects were anti-dilutive.

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.	Summary of Significant Accounting Policies – continued

f)	Financial Instruments

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

g)	Foreign Currency Transactions/Balances

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830 – Foreign Currency Matters. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

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

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.	Summary of Significant Accounting Policies – continued

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

j)	Revenue Recognition

The Company derives its revenue from mineral rights. Revenue from these sales are recognized when the actual payments are received.

k)	Comprehensive Loss

As at March 31, 2010, the Company’s only component of other comprehensive income (loss) was foreign currency translation adjustments.

l)	Share-based Payment

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

m)	Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

n)	Recent Accounting Pronouncements - continued

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

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.           Summary of Significant Accounting Policies - continued

n)	Recent Accounting Pronouncements - continued

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

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.           Summary of Significant Accounting Policies - continued

n)	Recent Accounting Pronouncements – continued

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

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.           Summary of Significant Accounting Policies - continued

n)	Recent Accounting Pronouncements - continued

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

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
 (Unaudited)

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

The purchase price is $7,038 USD ($8,010 CDN) which is the same amount the President paid for the claim on original acquisition including the $10 CDN registration fee. The parties have signed a promissory note whereby the full amount of $7,038 has no specific terms of repayment, is non-interest bearing and is unsecured.  This amount was originally capitalized, however, the mineral rights have subsequently been expensed as at the existence of commercially viable mineral deposits could not be established.

4.	Related Party Transactions – Note 3

During the year three months ended March 31, 2010 a former president and director loaned the Company $15,173 (2009: $6,304) to finance working capital. As at March 31, 2010, a former president and director had loaned the Company $167,615 (2009: $152,442). This loan is non-interest bearing, unsecured and has no specific terms for repayment, was owing to the Company’s president and director.

These transactions were incurred in the normal course of operations and, in management’s opinion, were undertaken with the same terms and conditions as transactions with unrelated parties.

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

5.	Common Stock

The company has 70,000,000 common shares, par value $0.001 authorized and 8,265,300 common shares issued and outstanding at March 31, 2010 and December 31, 2009 and 2008.

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

On April 9, 2010, the Board of Directors also approved a consolidation of the current issued and outstanding common shares on a 0.590 new shares for 1 old share and to increase the authorized number of share of its’ common stock from 70,000,000 to 200,000,000 shares.  There will be no change to the authorized shares of the Company’s common stock as a result of any reverse stock split and any fractional shares will be rounded up.  As a result, the Company will have 4,876,527 common shares issued and outstanding.

6.	Commitments

On November 15, 2009, the Company entered into a non-binding letter of intent offering to merge with Guangdong Jinhao Motorcycle Co., Ltd. ("GJM") and its subsidiaries. The letter of intent constitutes an expression of mutual intent to pursue the consummation of the transaction but except for provisions set out in the Term Sheet, shall not bind any of the parties.

7.	Subsequent Event

On April 9, 2010, the Company amended its’ articles with the Secretary of State of Nevada to reflect the following:

i)
an amendment to the Company’s Articles of Incorporation to increase the authorized number of share of its’ common stock from 70,000,000 shares to 200,000,000 shares with a par value of $0.001 per share;

ii)
an amendment to the Company’s Articles of Incorporation to establish preferred shares with authorized capital of 50,000,000 shares with a par value of $0.001 per share (the “Preferred Shares”), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares; and

iii)	an amendment to the Company’s Articles of Incorporation to change its’ name from Georgia International Mining Corporation to Jinhao Motor Company.

Subsequent events have been evaluated through April 27, 2010.

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

Forward-Looking Statements
This Quarter report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview
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

On April 9, 2010, the Company amended it articles with the Secretary of State Nevada to reflect the following:

1.	an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 70,000,000 shares to 200,000,000 shares, par value of $0.001 per share;

2.
an amendment to our Articles of Incorporation to establish preferred shares with authorized capital of 50,000,000 shares, par value $0.001 per share (the "Preferred Shares"), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Share; and

3.	an amendment to our Articles of Incorporation to change our name from Georgia International Mining Corp., to Jinhao Motor Company.

Our Board of Directors also approved a consolidation of our current issued and outstanding common shares on a 0.590 new share for 1 old share.  There will be no change to the authorized shares of our common stock as a result of any reverse stock split and any fractional shares will be rounded up

Shareholder approval for these amendments was obtained by written consent of one shareholder owning 4,200,000 shares of our common stock, which represented 50.8% of our issued and outstanding common shares on March 3, 2010.

Concurrently with filing the Certificate of Amendment with the Nevada Secretary of State we notified the Financial Industry Regulatory Authority ("FINRA") of the proposed name change and the reverse split of our common stock and will work with FINRA to obtain a new trading symbol for our common stock.  These changes will not be effective on the OTC Bulletin Board, or any other trading market, until they are processed by FINRA.

There are no bankruptcy, or receivership, or similar proceedings against the parent or operating subsidiary.

Future Development Projects
The Company is designated a Shell Company and is seeking additional funding to carryout the company’s operations plan.

We are an under-funded company with no history of operations or revenue generation and we are designated as a shell company. Our management team has no mining background. Our competitors are in the business for many years and are well funded. Our success will depend on the successful implementation of our business strategies as outlined in this document.

Our accumulated deficit as of the period ended on March 31, 2010 was $191,126 and as of March 31, 2009, the accumulated deficit was $145,656.  During the period ended March 31, 2010, the deficit increased by $16,240.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending March 31, 2010 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars

Discussion of Operations & Financial Condition
During the three months ended March 31, 2010 the Company recorded a net loss of $16,240 as compared to a loss of $ 3,571 for the three months ended March 31, 2009. The loss represents $.023 per common share on a cumulative basis since inception. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

	March 31, 2010	March 31, 2009
Revenues	Nil	Nil
Net Loss	$16,240	$3,571
Loss per share-basic and diluted (cumulative)	$.002	$.001
Total Assets	$317	$11,371
Total Liabilities	$176,713	$142,298
Cash dividends declared per share	Nil	Nil

As of March 31, 2010, Georgia had total liabilities of $176,713 consisting of $9,098 in accounts payable and accrued liabilities and $ 167,615  due to related parties. Liabilities increased approximately $34,415 from March 31, 2009 due to an increase in amounts due to related parties of $27,717 and in accounts payables of $6,698.

Georgia's current assets at March 31, 2010, consisted of $317 in cash which decreased from $3,012 as of December 31, 2009.  Total assets as of March 31, 2010 were $317.

Revenues
No revenue was generated by the Company's operations during the three months ended March 31, 2010 nor since inception, January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States FASB all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $16,240 consist of accounting and audit, legal and transfer agent fees, in the amounts of $10,711, $3,843 and, $1,245 respectively.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague, on January 8, 2007. The purchase price is the same value the past President paid for the property in the amount of $7,038 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Mr. Hague, accepted a promissory note in the amount of $7.038.

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

On April 9, 2010, the Company amended it articles with the Secretary of State Nevada to reflect the following:

1.	an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 70,000,000 shares to 200,000,000 shares, par value of $0.001 per share;

2.
an amendment to our Articles of Incorporation to establish preferred shares with authorized capital of 50,000,000 shares, par value $0.001 per share (the "Preferred Shares"), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Share; and

3.	an amendment to our Articles of Incorporation to change our name from Georgia International Mining Corp., to Jinhao Motor Company.

Our Board of Directors also approved a consolidation of our current issued and outstanding common shares on a 0.590 new share for 1 old share.  There will be no change to the authorized shares of our common stock as a result of any reverse stock split and any fractional shares will be rounded up

Shareholder approval for these amendments was obtained by written consent of one shareholder owning 4,200,000 shares of our common stock, which represented 50.8% of our issued and outstanding common shares on March 3, 2010.

Concurrently with filing the Certificate of Amendment with the Nevada Secretary of State we notified the Financial Industry Regulatory Authority ("FINRA") of the proposed name change and the reverse split of our common stock and will work with FINRA to obtain a new trading symbol for our common stock.  These changes will not be effective on the OTC Bulletin Board, or any other trading market, until they are processed by FINRA.

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

Liquidity and Capital Resources
Overview – Quarter-ended March 31, 2010
We had cash of $317 as of March 31, 2010, compared to cash of $4,082 as of March 31, 2009. We had a working capital deficiency of $176,396 as of March 31, 2010, compared to a working capital deficiency of $137,965 as of March 31, 2009.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market and the total assets at March 31, 2010 were $317. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities was $17,868 for the three months ended March 31, 2010 compared to $9,724 for the 2009 period. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
We undertook no investing activities during the three months ended March 31, 2010 or 2009. We anticipate continuing to rely on loans from shareholders and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,280 were deposited in April 2007 and the shares were issued April 18, 2007.

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

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, we cannot assure you that our we will generate any revenues or that we will become profitable in the future.

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

As of March 31, 2010 the total amount owing to a shareholder is $ 167,615 for consideration/monies advanced to date.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Georgia Mining International Corp. currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at March 31, 2010.

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

PART II – OTHER INFORMATION

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

GEORGIA INTERNATIONAL MINING CORP.
(Registrant)

Dated:	May 7, 2010	By:	/s/ Edmond Forister
Edmond Forister,
Chief Executive Officer
(Principal Executive Officer) Chief Financial
Officer, Chief Accounting Officer
(Principal Financial Officer)