Form 10-Q
period 2010-06-30
JINHAO MOTOR Co
filed 2010-07-15
CIK 1320691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:  Common, $.001 par value per share: 4,879,519 outstanding as of June 30, 2010.

JINHAO MOTOR COMPANY

(formerly GEORGIA INTERNATIONAL MINING CORP.)

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

JINHAO MOTOR COMPANY

(formerly GEORGIA INTERNATIONAL MINING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

Stated in US Dollars

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

ASSETS	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Current
Cash	$4,630	$3,012

Total assets	$4,630	$3,012

LIABILITIES
Current
Accounts payable and accrued liabilities	$7,500	$10,726
Due to related party (Note 4)	189,619	152,442

	197,119	163,168

STOCKHOLDERS’ DEFICIENCY
Common stock (Note 5)
Authorized: 200,000,000 and 70,000,000 respectively, common shares at $0.001 par value
Issued, allotted and outstanding: 4,879,519 common shares	8,265	8,265
Additional paid-in capital	6,465	6,465
Stockholders’ deficiency – deficiency accumulated during the exploration stage	(207,219)	(174,886)

	(192,489)	(160,156)

Total liabilities and stockholders’ deficiency	$4,630	$3,012
Exploration stage company (Note 1)
Commitments (Note 6)
Subsequent event (Note 7)

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION )
(An Exploration Stage Company)
Consolidated Statements of Operations
For the six months ended June 30, 2010 and 2009
and for the period January 19, 2005 (date of inception) to June 30, 2010
Stated in US Dollars
(Unaudited)

	For the three months ended		For the six months ended		For the period January 19, 2005 (Date of Inception) to
	2010 (unaudited)	2009 (audited)	2010 (unaudited)	2009 (audited)	June 30, 2010 (unaudited)

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Accounting and audit	8,602	800	19,313	2,800	74,379
Bank charges and interest	270	98	440	268	2,658
Foreign exchange	196	-	304	-	257
Legal fees	5,164	-	9,007	-	26,163
Mineral property costs	-	-	-	-	41,611
Office and miscellaneous	101	1,256	264	1,307	6,057
Transfer agent and filing fees	1,760	2,700	3,005	4,050	56,094

	16,093	4,854	32,333	8,425	207,219

LOSS FOR THE PERIOD	$16,093	$4,854	$32,333	$8,425	$207,219

Loss per share	$(0.003)	$(0.001)	$(0.007)	$(0.002)

Weighted average shares outstanding	4,879,519	4,879,519	4,879,519	4,879,519

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
and the period January 19, 2005 (date of inception) to June 30, 2010
Stated in US Dollars
(Unaudited)

	For the three months ended		For the six months ended		For the period January 19, 2005 (Date of Inception) to
	2010 (unaudited)	2009 (audited)	2010 (unaudited)	2009 (audited)	June 30, 2010 (unaudited)

Operating activities
Net loss	$(16,093)	$(4,854)	$(32,333)	$(8,425)	$(207,219)

Change in non-cash working capital items
Accounts payable	(1,598)	(400)	(3,226)	(5 ,440)	7,500

Net cash used in operating activities	(17,691)	(5,254)	(35,559)	(13,865)	(199,719)

Financing activities
Common shares issued	-	-	-	-	14,730
Due to related party	22,004	3,509	37,177	10,506	189,619

Cash flow from financing activities	22,004	3,509	37,177	10,506	204,349

Increase (decrease) in cash	4,313	(1,745)	1,618	(3,359)	4,630

Cash, beginning of period	317	4,082	3,012	5,696	-

Cash, end of period	$4,630	$2,337	$4,630	$2,337	$4,630

Supplemental cash flow information
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
From January 19, 2005 (date of inception) to June 30, 2009
Stated in US Dollars
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit during Exploration Stage	Total Stockholders’ Deficiency

Balance – January 19, 2005	-	$-	$-	$-	$-	$-

Shares issued for cash – February 11, 2005 at $.005	8,200,000	8,200	-	-	-	8,200
Net loss for the period	-	-	-	-	(24,111)	(24,111)
Balance at December 31, 2005	8,200,000	8,200	-	-	(24,111)	(15,911)

Loss for the year	-	-	-	-	(19,754)	(19,754)

Balance at December 31, 2006	8,200,000	8,200	-	-	(43,865)	(35,665)

Shares issued for cash April 18, 2007 at $0.010	65,300	65	6,465	-	-	6,530

Loss for the year	-	-	-	-	(74,493)	(74,493)

Balance at December 31, 2007	8,265,300	8,265	6,465	-	(118,358)	(103,628)

Stock subscriptions receivable	-	-	-	(250)	-	(250)

Loss for the year	-	-	-	-	(29,653)	(29,653)

Balance at December 31, 2008	8,265,300	8,265	6,465	(250)	(148,011)	(133,531)

Stock subscriptions received	-	-	-	250	-	250

Loss for the year	-	-	-	-	(26,875)	(26,875)

Balance at December 31, 2009	8,265,300	8,265	6,465	-	(174,886)	(160,156)

Reverse stock split 0.590362 for 1 common share, effective April 9, 2010	4,879,519

Loss for the period	-	-	-	-	(32,333)	(32,333)

Balance at June 30, 2010	4,879,519	$8,265	$6,465	$-	$(207,219)	$(192,489)

See notes to the consolidated financial statements

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and December 31, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficit of $192,489 and has accumulated losses of $207,219 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
June 30, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

b)	Interim Financial Statements - continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2009, which is included in the Company’s Form 10-K for the year ended December 31, 2009.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.  In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2010 up until the issuance of the financial statements, which occurred July 12, 2010.

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

e)	Basic and Diluted Net Income (Loss) Per Share

The Company presents loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Jinhao Motor Company. In accordance with ASC 260, the computation of diluted earnings (loss) was not computed as any effects were anti-dilutive.

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and December 31, 2009
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
June 30, 2010 and December 31, 2009
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

As at June 30, 2010, the Company’s only component of other comprehensive income (loss) was foreign currency translation adjustments.

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
June 30, 2010 and December 31, 2009
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
June 30, 2010 and December 31, 2009
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
June 30, 2010 and December 31, 2009
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
June 30, 2010 and December 31, 2009
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

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on our consolidated financial statements.

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and December 31, 2009
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

During the six months ended June 30, 2010 a former president and director loaned the Company $37,177 (2009: $10,506) to finance working capital. As at June 30, 2010, a former president and director had loaned the Company $189,619 (2009: $142,540). This loan is non-interest bearing, unsecured and has no specific terms for repayment, was owing to the Company’s president and director.

These transactions were incurred in the normal course of operations and, in management’s opinion, were undertaken with the same terms and conditions as transactions with unrelated parties.

JINHAO MOTOR COMPANY
(formerly GEORGIA INTERNATIONAL MINING CORPORATION)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and December 31, 2009
Stated in US Dollars
(Unaudited)

5.	Common Stock

The company has 200,000,000 common shares, par value $0.001 authorized and 4,879,519 common shares issued and outstanding at June 30, 2010.

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

On April 9, 2010, the Company amended its’ articles with the Secretary of State of Nevada to reflect the following:

i)
an amendment to the Company’s Articles of Incorporation to increase the authorized number of share of its’ common stock from 70,000,000 shares to 200,000,000 shares with a par value of $0.001 per share; and

ii)
an amendment to the Company’s Articles of Incorporation to establish preferred shares with authorized capital of 50,000,000 shares with a par value of $0.001 per share (the “Preferred Shares”), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares.

The Board of Directors also approved a consolidation of the current issued and outstanding common shares on a 0.590362 new share for 1 old share. There was no change to the authorized capital as a result of the reverse stock split. Fractional shares resulting from the reverse stock split will be rounded down.

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

On July 2, 2010, the Company amended its stock symbol to “GIMCD”.  The symbol name will change back to “GIMC” on August 2, 2010, twenty business days after the initial symbol change.

Subsequent events have been evaluated through July 12, 2010.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague on January 8, 2007. The purchase price is the same value the past president paid for the property in the amount of $7,038 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Mr. Hague, accepted a promissory note in the amount of $7,038.

To our knowledge no one has been on our mineral claim. The claim is remote and is best accessed by helicopter from the town of Wells, British Columbia. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

On April 18, 2007, the company raised $6,530 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007 .

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague on January 8, 2007. The purchase price is the same value the past president paid for the property in the amount of $7,038 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Cariboo Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Mr. Hague, accepted a promissory note in the amount of $7,038.

On April 18, 2007, the company raised $6,530 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007 .

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

Our accumulated deficit as of the period ended on June 30, 2010 was $207,219 and as of June 30, 2009, the accumulated deficit was $149,643.  During the period ended June 30, 2010, the deficit increased by $32,333.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending June 30, 2010 should be read in conjunction with the company’s consolidated financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars

Discussion of Operations & Financial Condition
During the six months ended June 30, 2010 the Company recorded a net loss of $32,333 as compared to a loss of $8,425       for the six months ended June 30, 2009. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

	June 30, 2010	June 30, 2009
Revenues	Nil	Nil
Net Loss	$32,333	$8,425
Loss per share-basic and diluted (cumulative)	$0.007	$0.002
Total Assets	$4,630	$9,626
Total Liabilities	$197,119	$144,540
Cash dividends declared per share	Nil	Nil

As of June 30, 2010, Georgia had total liabilities of $197,119 consisting of $7,500 in accounts payable and accrued liabilities and $189,619 due to related parties. Liabilities increased approximately $52,579 from June 30, 2009 due to an increase in amounts due to related parties of $47,079 and in accounts payables of $5,500.

Georgia's current assets at June 30, 2010, consisted of $4,630 in cash which increased from $3,012 as of December 31, 2009.  Total assets as of June 30, 2010 were $4,630.

Revenues
No revenue was generated by the Company's operations during the six months ended June 30, 2010 nor since inception, January 19, 2005.

Net Loss
The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States FASB all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $32,333 consist of accounting and audit, legal and transfer agent fees, in the amounts of $19,313, $9,007 and, $3,005 respectively.

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

On December 13, 2006, Georgia International Mining Corporation incorporated a British Columbia subsidiary named EG Gold Mines, Inc.  EG Gold Mines, Inc. purchased a mining claim from the past president of GIMC, Mark Hague, on January 8, 2007. The purchase price is the same value the past President paid for the property in the amount of $7,038 ($8,000 CDN plus $10 CDN registration fee). The property claim number is 529404, in the Caribou Mountains, 40 miles south of Wells and in close proximity to the above noted three claims on the Burns Group Mineral Claim.  Mr. Hague, accepted a promissory note in the amount of $7,038.

On April 18, 2007, the company raised $6,530 and issue 65,300 free-trading common shares pursuant to the SB-2 Registration Statement that was declared effective February 14, 2007 .

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

Liquidity and Capital Resources
Overview – Quarter-ended June 30, 2010
We had cash of $4,630 as of June 30, 2010, compared to cash of $2,337 as of June 30, 2009. We had a working capital deficiency of $192,489 as of June 30, 2010, compared to a working capital deficiency of $141,952 as of June 30, 2009.

Cash and Working Capital
The Company’s assets are recorded at the lower of cost or market and the total assets at June 30, 2010 were $4,630. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities
Cash used in operating activities was $35,559 for the six months ended June 30, 2010 compared to $13,865 for the 2009 period. We funded the cash used in operating activities primarily through shareholders loans.

Investing Activities
We undertook no investing activities during the six months ended June 30, 2010 or 2009. We anticipate continuing to rely on loans from shareholders and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In March 2007, the Company authorized subscription agreements for 65,300 common shares pursuant to the issuer’s Registration Statement filed on Form SB-2 which became effective February 14, 2007. The total proceeds of $6,280 were deposited in April 2007 and the shares were issued April 18, 2007.

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

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, we cannot assure you that we will generate any revenues or that we will become profitable in the future.

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

As of June 30, 2010 the total amount owing to a shareholder is $189,619 for consideration/monies advanced to date.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Jinhao Motor Company currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at June 30, 2010.

Item 4.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of May 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

b)     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

c)     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the period covered by this report, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

It should be noted that an internal control system, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, this evaluation was made in light of the fact the Company has no operation revenues and limited cash on hand.

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

JINHAO MOTOR COMPANY
(Registrant)

Dated:	July 14, 2010	By:	/s/ Edmond Forister
Edmond Forister,
Chief Executive Officer
(Principal Executive Officer) Chief Financial
Officer, Chief Accounting Officer
(Principal Financial Officer)