Form 10-Q
period 2010-09-30
JINHAO MOTOR Co
filed 2010-11-12
CIK 1320691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-52482

JINHAO MOTOR COMPANY.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2308107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Dawang Industrial Park
Hi-Tech Exploit Area
Zhaoqing City, Guangdong 526238
People’s Republic of China
(Address of principal executive offices)

(86) 7583625628
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]             No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2010 is as follows:

Class of Securities	Shares Outstanding
Ordinary Shares, $0.001 par value	48,000,436

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

JINHAO MOTOR COMPANY
UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(IN THE THOUSANDS OF US DOLLARS)

Page(s)
Unaudited Interim Condensed Consolidated Financial Statements
Balance Sheets	3-4
Statements of Income and Comprehensive Income	5
Statement of Stockholders’ Equity	6
Statements of Cash Flows	7
Notes to the Financial Statements	8 - 18

JINHAO MOTOR COMPANY
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash	$34,227	$9,032
Short-term investments	-	1,465
Trade receivables, net of allowance for doubtful accounts of $Nil as at September 30, 2010 and December 31, 2009	23,160	5,780
Prepayments, deposits and other receivables (note 2)	1,781	322
Inventories (note 3)	14,407	1,168
Due from related parties (note 7)	401	47
Deferred tax assets – current	17	17
	73,993	17,831
Prepayments, deposits and other receivables (note 2)	1,687	921
Plant and equipment, net (note4)	44,982	41,161
Construction in progress (note 5)	46,738	53,280
Land use rights, net (note 6)	835	861
Deferred income tax assets	6,102	5,981
Total assets	$174,337	$120,035
Liabilities
Current liabilities
Bank loans (note 8)	$7,470	$12,453
Trade payables	4,098	4,743
Customer deposits	291	387
Income taxes payable	4,959	816
Other payables and accrued liabilities	2,775	2,603
Preferred stock dividends payable	175	-
Warranty liability	54	17
Warrants liability (note 9)	10,155	-
Deferred tax liabilities-current	55	54
	30,032	21,073
Bank loans long-term portion (note 8)	2,391	2,344
Total liabilities	32,423	23,417

Commitments and contingencies (note 12)

JINHAO MOTOR COMPANY
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Redeemable convertible preferred stock
Series A cumulative redeemable convertible preferred shares, $0.001 per share par value, 6,857,204 shares authorized and outstanding as at September 30, 2010 ( 2009 –Nil), liquidation preference value of $30,550 $Nil as of September 30, 2010 and 2009, respectively (note 9)	$22,198	$-

Stockholders’ equity
Common stock: $0.001 par value, 200,000,000 shares authorized (2009 – 70,000,000), 48,000,436 shares issued and outstanding as at September 30, 2010 and December 31, 2009;	48	48
Additional paid in capital	56,618	56,328
Statutory reserves	6,195	6,195
Retained earnings	44,197	23,807
Accumulated other comprehensive income – foreign currency translation adjustment	12,658	10,240
Total stockholders’ equity	119,716	96,618
Total liabilities and stockholders’ equity	$174,337	$120,035

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JINHAO MOTOR COMPANY
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (note 10)	$69,959	$56,583	$173,334	$135,576
Cost of revenue	51,922	42,848	131,230	107,116
Gross profit	18,037	13,735	42,104	28,460
Selling expenses	(3,308)	(4,554)	(8,490)	(7,734)
Research and development expenses	-	(877)	-	(14,099)
General and administrative expenses	(975)	(312)	(1,649)	(687)
Operating income	13,754	7,992	31,965	5,940
Change in fair value of warrants	126	-	126	-
Other income	6	-	6	-
Interest income	7	1	13	8
Finance costs	(209)	(217)	(655)	(516)
Income before income tax	13,684	7,776	31,455	5,432
Income tax (expense) recovery	(1,806)	(765)	(4,059)	956
Net income	11,878	7,011	27,396	6,388
Redeemable convertible preferred stock:
Deemed dividend from beneficial conversion feature	(6,031)	-	(6,031)	-
Accretion expense on preferred shares	(800)	-	(800)	-
Dividends on preferred shares	(175)	-	(175)	-
Net income attributable to common stock	$4,872	$7,011	$20,390	$6,388

Other comprehensive income:
Foreign currency translation adjustment	1,686	52	2,418	(38)
Comprehensive income	$13,564	$7,063	$29,814	$6,350

Comprehensive income available to common stock	$6,558	$7,063	$22,808	$6,350

Earnings per common share:
Basic and diluted	$0.09	$0.13	$0.37	$0.12
Weighted average number of common shares outstanding:
Basic and diluted	54,857,640	54,857,640	54,857,640	54,857,640

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JINHAO MOTOR COMPANY
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR NUMBER OF SHARES)

						Accumulated
			Additional	Statutory		Other	Total
			Paid in	Reserves	Retained	Comprehensive	Stockholders’
	Common stock		Capital	Fund	Earnings	Income (Loss)	Equity
	Shares	Amount

Balance, December 31, 2009	48,000,436	$48	$56,328	$6,195	$23,807	$10,240	$96,618

Effect of reverse merger	-	-	4	-	-	-	4

Offering costs related to the private placement	-	-	(4,066)	-	-	-	(4,066)

Offering costs related to placement agent warrants		-	(1,679)	-	-	-	(1,679)

Beneficial conversion feature of redeemable convertible preferred stock at inception	-	-	6,031	-	-	-	6,031

Deemed dividend from beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	(6,031)	-	(6,031)

Accretion of preferred shares to redemption value	-	-	-	-	(800)	-	(800)

Dividends on preferred shares	-	-	-	-	(175)	-	(175)

Net income	-	-	-	-	27,396	-	27,396

Other comprehensive income – foreign currency translation adjustments	-	-	-	-	-	2,418	2,418

Balance, September 30, 2010	48,000,436	$48	$56,618	$6,195	$44,197	$12,658	$119,716

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JINHAO MOTOR COMPANY
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities:
Net income for the period	$27,396	$6,388
Items not affecting cash:
Depreciation and amortization	4,598	2,743
Deferred tax provision	-	(3,264)
Warranty cost	35	-
Change in fair value of warrants	(126)	-
Changes in non-cash working capital items:
Trade receivables	(17,022)	20,696
Prepayments, deposits, and other receivables	(2,167)	1,662
Inventories	(12,965)	9,813
Due from related parties	(500)	645
Income taxes payable	4,059	2,309
Trade payables	(721)	982
Customer deposits	(101)	(554)
Due to related parties	143	(146)
Other payables and accrued liabilities	120	2,431
	2,749	43,705
Cash flow from investing activities:
Purchase of plant and equipment and construction in progress	-	(49,542)
Cash acquired from reverse merger	5	-
Short-term investments	1,465	-
	1,470	(49,542)
Cash flow from financing activities:
Proceeds from private placement, net	25,934	-
Proceeds from bank loans	6,595	14,637
Repayment of bank loans	(11,757)	(7,465)
	20,772	7,172
Increase in cash and cash equivalents	24,991	1,335
Effect of foreign currency translation	204	2
Cash, beginning of period	9,032	1,846
Cash, end of period	$34,227	$3,183

Supplemental Cash Flow Information

Interest paid during the nine month period ended September 30, 2010 was $655 (2009 – $516). Total tax paid during the nine months period ended September 30, 2010 was $Nil (September 30, 2009 – $Nil). Non-cash investing activities for the nine months ended September 30, 2010 included transfer of $7,472 (2009 - $Nil) from construction in progress to plant and equipment. Non-cash financing activities for the nine month period ended September 30, 2010 included the issuance to our placement agent of warrants valued at $1,679 (2009 -$ Nil).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1.	Organization and Basis of Presentation

Jinhao Motor Company (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2005, under the name Georgia International Mining Corporation.

On April 9, 2010, the Company changed its name to Jinhao Motor Company. On August 11, 2010, the Company completed a share exchange transaction with Jinhao Power Holdings Limited ("Jinhao Power"), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Jinhao Power in exchange for 45,600,418 shares of the Company's Common Stock par value $0.001 (the "Share Exchange"), which constituted 95% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the Share Exchange and after giving effect to a cancellation of 2,479,523 shares of the Company’s Common Stock by the former sole director and officer of the Company on the same day pursuant to a share purchase agreement. After the Share Exchange, the Company had 48,000,436 shares of common stock outstanding.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby the Company (the legal acquirer) is considered the accounting acquiree and Jinhao Power (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Jinhao Power. Accordingly, the accompanying interim condensed consolidated financial statements are those of the accounting acquirer (Jinhao Power). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the Share Exchange occurred as of the beginning of the first period presented.

Jinhao Power was incorporated as a holding company on January 27, 2010, by its sole shareholder, Mr. Chak Shing Tsoi (the "Shareholder"). Its registered office is located at 30 de Castro Street, Wickhams Cay 1, P.O. Box 4519, Road Town, Tortola, British Virgin Islands ("BVI"). Jinhao Power, through its subsidiaries and variable interest entity ("VIE") for which Jinhao Power is the primary beneficiary, is engaged in the manufacturing motorcycles and electric cars in the People's Republic of China ("PRC"). Guangdong Jinhao Motorcycle Co., Ltd ("Guangdong Jinhao") was incorporated on March 24, 2003 and was 75% owned by the Shareholder through Jinhao Group (H.K.) Co., Ltd. (formerly, Jinhao Motorcycle Company Limited) ("Jinhao HK"), which is 100% owned by the Shareholder. Zhaoqing Haoyan Industrial Co., Ltd. ("Haoyan") is the legal owner of the remaining 25% interest of Guangdong Jinhao and is controlled by the Shareholder.

Jinhao New Energy (Zhaoqing) Development Co., Ltd. ("New Energy") was incorporated by Jinhao HK, a holding company, on July 24, 2009 and has been a subsidiary of Jinhao HK since inception.

Reorganization

On February 8, 2010, the Shareholder transferred all of his shares in Jinhao HK into Jinhao Power for no consideration.

On July 19, 2010, to be in compliance with the regulations of the People’s Republic of China ("PRC"), the Shareholder and Jinhao HK entered into a transfer agreement with Haoyan, whereby Jinhao HK transferred 26% of its ownership interest in Guangdong Jinhao to Haoyan. After the share transfer, Haoyan’s and Jinhao HK’s ownership interests in Guangdong Jinhao were revised to 51% and 49%, respectively.

Also on July 19, 2010, the Shareholder, Jinhao HK and New Energy entered into a series of agreements (the “Contractual Arrangements”) with Haoyan, whereby Jinhao HK and New Energy, as a group, obtained effective control over Haoyan’s 51% equity interest in Guangdong Jinhao through its ability to exercise all the voting rights of Haoyan, the rights to receive substantially 100% of the economic residual benefits and the obligation to absorb all of the risk of losses of Guangdong Jinhao. Jinhao Power, through its 100% owned subsidiaries Jinhao HK and New Energy, has been determined to be the primary beneficiary of Haoyan’s 51% equity interest in Guangdong Jinhao because Jinhao Power is fully and exclusively responsible for the management of Guangdong Jinhao, assumes all of risk of losses of Guangdong Jinhao and has the exclusive right to exercise all voting rights of Haoyan. In accordance with Accounting Standards Codification (“ASC”) Topic “Consolidation”, Jinhao Power consolidates 100% of Guangdong Jinhao’s operations, assets and liabilities.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1.	Organization and Basis of Presentation (continued)

Since Jinhao HK, New Energy, Guangdong Jinhao and Haoyan are all controlled by the Shareholder, in accordance with ASC Topic “Transaction Between Entities Under Common Control”, the transaction was accounted in a manner similar to the pooling-of-interests method. The consolidated financial statements of the Company have been prepared applying the continuity of interest method of accounting, despite the change in the legal structure. This results in financial information of the Company being presented as if it had legally owned 100% of Guangdong Jinhao since March 24, 2003.

As at September 30, 2010 and December 31, 2009, the Company consolidated the following entities:

Name	Date of incorporation	Place of incorporation	Percentage of consolidation	Principal activities
Jinhao Power	January 27, 2010	BVI	100%	Investment holding
Jinhao HK	September 4, 2007	Hong Kong, PRC	100%	Investment holding
New Energy	July 24, 2009	PRC	100%	Investment holding
Guangdong Jinhao	March 24, 2003	PRC	100%	Operating Company

All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary in order to make the unaudited interim condensed consolidated financial statements not misleading have been included and all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in Jinhao Power’s Annual Financial Statements for the years ended December 31, 2009 and 2008 except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Jinhao Power’s 2009 and 2008 Annual Financial Statements included in the registration statement on form S-1filed with US Securities and Exchange Commission ("SEC") on October 29, 2010 (File No. 333-170226).

(a) Fair value of Financial instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1.	Organization and Basis of Presentation (continued)

(a)	Fair value of Financial instruments (continued)

The three levels of the fair value hierarchy defined by the standard are as follows:

  Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

  Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The table below analyses financial instrument carried at fair value as at September 30, 2010:

Fair Value Measurements Using	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$10,155	$-	$10,155
Total	$-	$10,155	$-	$10,155

The table below analyses financial instrument carried at fair value as at December 31, 2009:

Fair Value Measurements Using	Level 1	Level 2	Level 3	At Fair Value
Short-term investments	$1,465	$-	$-	$1,465
Total	$1,465	$-	$-	$1,465

(b)	Recently adopted accounting pronouncements

In June 2009, the FASB issued FASB Accounting Standard Update, “Consolidations: Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This standard eliminates certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and requires companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard is effective for interim and annual reporting periods beginning after January 1, 2010. The adoption on January 1, 2010 of this standard did not have a material effect on the Company’s interim condensed consolidated financial statements.

In January 2010, the FASB issued the guidance, “Improving Disclosures about Fair Value Measurements”. This guidance amends existing disclosure requirements about fair value measurement and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This guidance became effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements.

In March 2010, the FASB issued the standard, “Scope Exception Related to Embedded Credit Derivatives” to provide clarification on the bifurcation scope exception for embedded credit derivative features. The standard became effective for the Company on July 1, 2010. The adoption of this standard did not have a material impact on the Company’s interim condensed consolidated financial statements.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1.	Organization and Basis of Presentation (continued)

(c)	Recent accounting pronouncements to be adopted

In April 2010, the FASB issued the guidance “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. The guidance clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In July, 2010, the FASB issued the standard “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. The standard is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Foreign exchange rates used:	September 30,	December 31,	September 30,
	2010	2009	2009

Period end RMB/U.S. Dollar exchange rate	6.6905	6.8259	6.8262
Average RMB/U.S. Dollar exchange rate	6.7677	6.8307	6.8319

2.	Prepayments, Deposits and Other Receivable

	September 30,	December 31
	2010	2009
Other receivables (i)	$1,200	$-
Value Added Tax (“VAT”) receivable	523	322
Prepayments	58	-

Prepayments, deposits and other receivables – short term portion	$1,781	$322

Prepayments, deposits and other receivables – long term portion	$1,687	$921

(i) The balance represents non- interest bearing short term advances of $1,200 to two unrelated companies as at September 30, 2010 (2009 -$Nil). The balance is expected to be collected by the end of 2010.

3.	Inventories

	September 30,	December 31
	2010	2009
Raw materials	$14,145	$908
Finished goods	262	260

	$14,407	$1,168

During the period ended September 30, 2010, the Company recorded no inventory write-downs and made no reversals of previous inventory write-downs (2009 - $Nil). The production cycle is approximately two days. As at September30, 2010, there was no work-in-progress (December 31, 2009 - $Nil).

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

4.	Plant and Equipment

Plant and equipment, which are stated at cost less depreciation, were composed of the following:

	September 30,	December 31
	2010	2009

Buildings	$18,365	$10,532
Equipment	46,513	45,590
Office equipment	103	101
Vehicles	268	263
Total	65,249	56,486
Accumulated depreciation	(20,267)	(15,325)
Plant and equipment, net	$44,982	$41,161

Depreciation expense is included in cost of revenue and general and administrative expense. The depreciation expense for the three and nine months ended September 30, 2010 is $1,577 (2009 - $901) and $4,556 (2009 – $2,703), respectively. Certain of the Company’s buildings and its land use right are pledged to secure one of the bank loans (note 8). During the nine months ended September 30, 2010, $7,534 of buildings and plants under construction were transferred to buildings (2009 -$Nil).

5.	Construction in Progress

	September 30,	December 31
	2010	2009
Buildings and plants under construction	$12,785	$20,001
Equipment and machinery to be installed	17,124	16,784
Electric car moulds	16,829	16,495
Total	$46,738	$53,280

The Company’s construction in progress is comprised of buildings and plants under construction and machinery and equipment for the electric car installation process. During the nine months ended September 30, 2010, $7,534 of buildings and plants under-construction were transferred to buildings (2009 -$Nil).

6.	Land Use Rights

Land use rights consist of the following as at September 30, 2010 and December 31, 2009:

	September 30,	December 31
	2010	2009
Land use rights – at cost	$1,133	$1,110
Accumulated amortization	(298)	(249)
Total	$835	$861

As of September 30, 2010, the Company had land use rights from the PRC government with a term of 48 years. The Company is amortizing this amount over 20 years because the Company’s operating license is 20 years. The remaining amortization period is 15 years. Amortization expense is included in general and administrative expenses. The amortization expense for the three and nine months ended September 30, 2010 is $14 (2009 - $13) and $42 (2009 - $40), respectively. Under the PRC law, land use rights can be revoked and the tenants can be forced to vacate at any time when re-development of the land is in the public interest. The Company’s land use rights and certain buildings are pledged to secure one of the bank loans (note 8).

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

7.	Related Party Transactions and Balances

A summary of balances and transactions with related parties is as follows:

	September 30,	December 31,
	2010	2009
With the shareholder or director:
Due from the shareholder/director	$401	$47

Transactions with entities under common control

U-Harbour Co., Ltd (“U-Harbour”), Haoyan and Jinhao Power are under common control. There are no transactions between the Company and U-Harbour and Haoyan for the nine months ended September 30, 2010 and 2009. The Company does not have any outstanding balances with U-Harbour and Haoyan as of September 30, 2010 (December 31, 2009 - $Nil).

Due from the shareholder/director:

The balance due from the shareholder and director represents money advanced to the shareholder and director. It is non-interest bearing and has no fixed terms of repayment.

8.	Bank Loans

	September 30,	December 31,
	2010	2009
China Merchandise Bank (a)	$2,989	$4,395
Shenzhen Development Bank (b)	4,481	4,395
Bank of Communications (c)	-	3,663
Dawang Rural Credit Cooperative (d)	2,391	2,344
Total bank loans	9,861	14,797
Less: Current-portion of bank loans	7,470	12,453
Long-term portion of bank loans	$2,391	$2,344

	September 30,	December 31,
	2010	2009

The bank loans are repayable as follows:
Within 1 year or on demand	$7,470	$12,453
After 1 year but within 2 years	$2,391	$2,344

The long-term loan is secured by some of the Company’s buildings (note 4) and land use rights (note 6). The carrying values of secured assets are as follows:

	September 30,	December 31,
	2010	2009
Buildings (e)	$7,902	$8,125
Land use rights (e)	835	861
	$8,737	$8,986

(a) The Company has an operating line of credit from China Merchandise Bank with a maximum available credit of approximately $4,932. The amount withdrawn from the line is due in six months from the date of withdrawal. The line bears interest at 110% of the People's Bank of China (“PBOC”) prime rate. The interest rate was 5.94% at September 30, 2010 (December 31, 2009 – 5.94%). The line will expire on March 24, 2011 and is guaranteed by Haoyan and the Chairman of the Company.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

8.	Bank Loans (continued)

(b) The Company has operating lines of credit from Shenzhen Development Bank with total available credit to a maximum of approximately $4,484. The amounts withdrawn from the lines are due in December, 2010 and bear interest at 130% of the PBOC prime rate (2009 – 113% of the PBOC prime rate). The interest rate was approximately 7.02% at September 30, 2010 (December 31, 2009 – 6.30%). The lines of credit are available until December 31, 2010.

(c) The Company had three bank loans from Bank of Communications for a total of $3,663 as at December 31, 2009. The loans are due on various dates in July 2010 and were repaid in July 2010.

(d) The Company has an operating line of credit from Dawang Rural Credit Cooperative with total available credit to a maximum of approximately $2,690. The loan bears interest at a fixed rate of 6.975%. The loan is secured by the land use rights and certain buildings. Both the due date of the loan and the expiry date of the line are April 1, 2012.

(e) The secured buildings and land use rights cannot be re-pledged without permission from the existing debtholder. There are no financial covenants on bank loans as at September 30, 2010 and December 31, 2009. Due to the market nature of interest being charged, the carrying values of bank loans are the same as their respective fair values.

9.	Private Placement of Redeemable Convertible Preferred Stock

On September 2, 2010 (the “Closing Date”), the Company completed a securities purchase agreement (the “Purchase Agreement”) with its major shareholder and certain accredited investors (“Investors”), pursuant to which the Company sold to the Investors 6,857,204 units (the “Unit”) for $4.37496 per Unit (the “2010 Private Placement”) with gross proceeds of $30,000. Each Unit consists of one share of the Company’s Series A Redeemable Convertible Preferred Stock, with a par value of $0.001 per share (“Series A Preferred Stock”) and one warrant to purchase 0.5 shares of the Company’s common stock. The Warrants (“Investors Warrants”) are immediately exercisable at a per share price of $6.56244 (“Investors Warrants Exercise Price”) and have a term of 3 years. The Investors are entitled to receive dividends at an annual rate of 7%. In addition, the placement agent received 514,290 warrants (“Placement Agent Warrants”) with an exercise price of $4.50 per share. The Placement Agent Warrants will expire at the latest of (i) 5 years following the closing of issuance of the Series A Preferred Stock; (ii) 5 years following the date when the Company becomes a publicly traded entity and (iii) the expiration date of Warrants issued to Investors in connection with the 2010 Private Placement. The 2010 Private Placement resulted in proceeds of $25,934, net of issuance costs of $4,066.

The Series A Preferred Stock has a liquidation preference, senior to the Common stock, equal to the sum of (a) 100% of the original issue price ($30,000), (b) interest accrued daily on the original issue price at the rate of 15% per annum compounded annually from the date of issuance plus (c) accrued and declared and undistributed dividends and other distributions. After distribution in full of the amount distributable on the Series A Preferred Stock, any remaining assets of the Company available for distribution to its shareholders shall be distributed ratably among the holders of outstanding common stock and the holders of Series A Preferred Stock on an as-converted basis. As at September 30, 2010, the liquidation preference was $30,550.

At the option of the holder, the Series A Preferred Stock can be converted into one share of the Company’s Common Stock at a conversion price of $4.37496 per share (“Conversion Price”). Both the Conversion Price and Investors Warrants Exercise Price are subject to an anti-dilution adjustment clause, including adjustment if the Company enters into any variable rate transactions. Upon the occurrence of certain events or any time on or after the first anniversary of the closing date of the Purchase Agreement, Investors have an option to require the Company to redeem all or a portion of the Series A Preferred Stock, at a redemption price calculated based on the terms of Purchase Agreement.

At the option of the Company, upon the occurrence of certain events, the Company has the right to request mandatory conversion of Series A Preferred Stock into common stock at a conversion price in accordance with the agreement.

The Company was required to file a registration statement within 59 days of the Closing Date and cause such registration statement to become effective within 150 days of the Closing Date (which period would be extended by 30 additional days in the event such registration statement shall be subject to a full review). The required registration statement was filed on October 29, 2010, but has not yet become effective (note 13). The Company is required to pay each Investor compensation equal to 1% of such Investor’s investment amount for each month of delay in the effectiveness of the registration statement up to the greater of (i) 8% of such Investor’s investment amount, and (ii) the amount of damages that such Investor incurs as a result of such delay. As at September 30, 2010, the Company has not accrued any such payments.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

9.	Private Placement of Redeemable Convertible Preferred Stock (continued)

Among other conditions included in the covenants of the Purchase Agreement, the Company agrees to compensate the Investors in cash, if it’s after tax net profit for the years ending December 31, 2010, 2011 and 2012 is below $35,000, $48,000 and $68,000, respectively. The Company is also prohibited from effecting or entering into certain subsequent equity issuance agreements and certain other transactions without Investors’ approval. In addition, the Company is committed to acquire a particular car manufacturing company and obtain certain permits and approvals related to its operations within 6 months after the Closing Date (note 13(b)).

Since the Series A Preferred Stock holders participate with the common stock holders in distributions on liquidation on an as-if converted basis, the Series A Preferred Stock encompasses a residual interest in the Company. In accordance with ASC 815-15-25-16, the Company considers the Series A Preferred Stock to be an “equity” instrument and the embedded conversion option does not meet the criteria requiring bifurcation of the instrument.

Both the Investors Warrants and Placement Agent Warrants have standard anti-dilution adjustments for stock splits and similar events but also include anti-dilution adjustments if the Company enters into any variable rate transactions. Because the exercise price is not fixed, the Company recorded those warrants as a derivative liability and they will be periodically marked-to-market. The fair value of the warrants was determined to be $10,281 and $10,155 as at September 2, 2010 and September 30, 2010, respectively, using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions:

	September 2,	September 30,
	2010	2010
Expected life	3-5 years	2.92-4.93 years
Expected volatility	120%	120%
Risk free interest rate	0.76-1.43%	0.62-1.25%
Dividend rate	Nil	Nil

Included in the warrants liability, the fair value of Placement Warrants was determined to be $1,679 at the time Series A Preferred Stock was issued on September 2, 2010 and was charged to additional paid in capital.

The fair value of the beneficial conversion feature of the Series A Preferred Stock at the date of issuance was determined to be $6,031, based on the effective conversion price. The beneficial conversion feature was immediately charged to income as a “deemed dividend” to the Series A Preferred stockholders as the Series A Preferred Stock are immediately convertible by the holders.

After allocating the gross proceeds of $30,000 from the 2010 Private Placement to the fair value of the Investors Warrants which was $8,602 as at September 2, 2010, the remaining proceeds were allocated as the initial carrying value of the Series A Preferred Stock. At September 2, 2010, the issuance date, the Company recorded the Series A Preferred Stock at $21,398 in mezzanine equity in accordance with ASC 480-10-S99 as it has conditions for redemption that are outside the control of the Company. The initial carrying value of the Series A Preferred Stock is being accreted to its stated redemption value over the one year period to the date the holders may request redemption. During the three and nine months ended September 30, 2010, the Company recorded an $800 accretion charge on the Series A Preferred Stock. As of September 30, 2010, the carrying value of the Series A Preferred Stock amounted to $22,198.

10.	Segment Information

Segment information is presented in respect of the Company’s business segments based on the Company’s management and internal reporting structure. The Company is organized into two reporting segments: motorcycle and electric car. The two segments are managed separately according to the nature of the products provided, with each segment representing a strategic business unit that offers different products and serves different markets. There are no intersegment transactions.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

10.	Segment Information (continued)

	Three Months Ended September 30, 2010
	Motorcycles	Electric cars	All Others	Consolidated
Sales to external customers	$58,760	$11,199	$-	$69,959

Segment profit or (loss) (i)	$11,428	$3,307	$(975)	$13,760
Change in fair value of
warrants				126
Interest income				7
Finance costs				(209)
Income tax expense				(1,806)
Net income for the period				$11,878

	Three Months Ended September 30, 2009
	Motorcycles	Electric cars	All Others	Consolidated
Sales to external customers	$56,583	$-	$-	$56,583

Segment profit or (loss) (i)	$9,181	$(877)	$(312)	$7,992
Interest income				1
Finance costs				(217)
Income tax expense				(765)
Net income for the period				$7,011

	Nine Months Ended September 30, 2010
	Motorcycles	Electric cars	All Others	Consolidated
Sales to external customers	$149,769	$23,565	$-	$173,334

Segment profit or (loss) (i)	$27,504	$6,116	$(1,649)	$31,971
Change in fair value of
warrants				126
Interest income				13
Finance costs				(655)
Income tax expense				(4,059)
Net income for the period				$27,396

	Nine Months Ended September 30, 2009
	Motorcycles	Electric cars	All Others	Consolidated
Sales to external customers	$135,576	$-	$-	$135,576

Segment profit or (loss) (i)	$20,726	$(14,099)	$(687)	$5,940
Interest income				8
Finance costs				(516)
Income tax recovery				956
Net income for the period				$6,388

(i) Unallocated expenses include corporate management and administration overhead expense.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

11.	Earnings Per Share

The basic and diluted earnings per common share reflects the impact of participating securities. The Series A Preferred Stock holders are entitled to receive any dividends paid on the common stock, on an as-if converted basis. As a result, the Series A Preferred Stock is a participating security. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows:

	3 months	3 months	9 months	9 months
	September 30,	September 30,	September 30,	September 30,
Numerator	2010	2009	2010	2009
Net income attributable to Common Stock - basic	$4,872	$7,011	$20,390	$6,388
Effect of dilutive securities
Warrants (i)	-	-	-	-
Accretion on convertible preferred stock	-	-	-	-
Net income attributable to common stock-diluted	$4,872	$7,011	$20,390	$6,388
Denominator
Weighted average shares outstanding - basic (ii)	54,857,640	54,857,640	54,857,640	54,857,640
Effect of dilutive securities
Warrants (i)	-	-	-	-
Series A Preferred Stock (iii)	-	-	-	-
Weighted average shares outstanding - diluted	54,857,640	54,857,640	54,857,640	54,857,640
Earnings per common share
Basic earnings per common share-	$0.09	$0.13	$0.37	$0.12
Diluted earnings per common share	$0.09	$0.13	$0.37	$0.12

(i)	The Company’s outstanding warrants, including Placement Agent Warrants and Investor Warrants, were anti-dilutive for the three months and nine months periods ended September 30, 2010 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per common share.

(ii)	The basic weighted average common shares outstanding for the three and nine months period ended September 30, 2010 included 6,857,204 of common shares converted from Series A Preferred Stock because Series A Preferred Stock was treated as participating securities.

(iii)	The Series A Preferred Stock is anti-dilutive for the three months and nine month periods ended September 30, 2010 for the purpose of calculating diluted earnings per common shares.

12.	Commitments and Contingencies

Commitments

(i)	The Company has entered into a contract with a vendor to construct a manufacturing plant and an office building with estimated future costs of $558 as of September 30, 2010. The project is expected to be completed by 2011.

(ii)	The Company contracted a supplier to install and test certain electric car equipment in 2010 with an estimated cost of $1,091 as at September 30, 2010.

(iii)	The Company contracted two suppliers to manufacture certain electric car moulds in 2009. As at September 30, 2010, production of these electric car moulds was still in progress. The remaining cost for completion is estimated to be $3,084.

Contingencies

(a)	The Company has disputes with two companies arising in the ordinary course of business. There is no current litigation outstanding. It is the opinion of management that it has meritorious defenses against any related future claims if applicable, which the Company will vigorously pursue. No provision has been made for pending claims as the outcome of disputes cannot be reasonably estimated.

JINHAO MOTOR COMPANY
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF US DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(b)	The Company is required to file a registration statement within 59 days of the Closing Date and cause such registration statement to become effective within 150 days of the Closing Date (which period shall be extended by 30 additional days in the event such registration statement shall be subject to a full review). The required registration statement was filed on October 29, 2010, but has not yet become effective (note 13). The Company is required to pay each Investor compensation equal to 1% of such Investor’s investment amount for each month of delay in the effectiveness of the registration statement up to the greater of (i) 8% of such Investor’s investment amount, and (ii) the amount of damages that such Investor incurs as a result of such delay (notes 9 and 13).

13.	Subsequent Events

On November 11, 2010, Guangdong Jinhao, the variable interest entity of the Company entered into an equity transfer agreement (the "Equity Transfer Agreement") with the shareholders of Zhangjiagang Chunzhou Station Wagon Co., Ltd. ("Station Wagon"), a company based in the PRC, for the purchase of a 60% equity interest in Station Wagon for an aggregate purchase price of approximately $27,000 (RMB 180,000) (the "Purchase Price"). Station Wagon designs, produces and distributes various models of gasoline commercial vans and buses. The acquisition is intended to enhance our brand recognition, increase our production capacity, provide us an entry into the on-road vehicles segment for the retail consumers and increase the possibility of the Company being listed in the “National Vehicle Manufacturers and Product Announcement.”

Guangdong Jinhao is obligated to pay the Purchase Price in 3 tranches of, approximately $4,500, $7,500 and $15,000 (RMB30,000 RMB50,000 and RMB100,000) respectively. As at November 11, 2010, Guangdong Jinhao paid the first tranche of approximately $4,500 (RMB30,000). The legal representative on Station Wagon’s business license was changed to Mr. Chak Shing Tsoi on November 4, 2010. The Agreement will be effective upon approval by the board of the Company as well as subject to certain other usual conditions.

The consummation of the transactions under the Equity Transfer Agreement is subject to the payments of the remaining unpaid Purchase Price and other regulatory approvals.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

Statements contained herein include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

  our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

  our dependence on the growth of our target market in the areas in which we do business; and

  our ability to maintain or increase our market share in the competitive markets in which we do business.

Also, forward-looking statements represent our estimates and assumptions only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Jinhao Motor Company, a Nevada corporation (formerly, Georgia International Mining Corp.), and its subsidiaries, Jinhao Power Holdings Limited, a BVI limited company, or “Jinhao Power”, Jinhao Group (H.K.) Co., Limited (changed from “Jinhao Motorcycle Company Limited” effective as of August 20, 2010), or “Jinhao Group,” a Hong Kong company, Jinhao New Energy (Zhaoqing) Development Co., Ltd., or “New Energy,” a PRC company, and New Energy’s 49% minority-owned subsidiary and variable interest entity, Guangdong Jinhao Group Co, Ltd., or “Guangdong Jinhao,” a PRC limited company, through its contractual arrangements with Zhaoqing Haoyan Industrial Co., Ltd., or “Haoyan”, the holder of 51% of the equity interest in Guangdong Jinhao, as the case may be;

  “BVI” refers to the British Virgin Islands;

  “Control Agreements” refer to the agreements between certain subsidiaries of the Company and their variable interest enterprise in PRC;

  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;

  “PRC,” “China,” or “Chinese,” refers to the People's Republic of China;

  “Renminbi” or “RMB” refers to the legal currency of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “U.S. dollars,” “dollars”, “USD” or “$” refers to the legal currency of the United States.

Overview of our Business

We are mainly engaged in the production and distribution of motorcycles and small engines in China and to overseas markets. The market for our products in China accounted for approximately 23.74% of our sales in 2009, with the overseas market, primarily Afghanistan, Pakistan, Bangladesh, Lebanon, Egypt, Libya, Angola, Kenya, Venezuela, and Republic of Dominica, making up the remaining 76.26% of our sales.

We intend to expand into the electric vehicle segment and we have launched our electric vehicle production line and delivered our first order in October 2009. We invested approximately $26 million in the research and development of electric vehicles, and have entered into exclusive patent license agreements for 2 patents to be used in our planned large scale production such vehicles. In addition, we have signed a sales agency agreement with six distributors across China, and overseas and have signed sales contracts with buyers from Spain, Finland, Italy, Chile and Thailand. We are also focused on developing distribution channels in the European Union and the United States.

Our corporate headquarters and our manufacturing facilities are located in Zhaoqing, Guangdong Province, PRC. Our manufacturing facilities are well established with good access to ground, air and water transportation.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third fiscal quarter.

  Revenue: Revenue was $69.96 million for the three months ended September 30, 2010, an increase of $13.38 million, or 23.6%, from $56.58 for the same period last year.

  Gross Profit and Margin: Gross profit was $18.04 million for the three months ended September 30, 2010, an increase of $4.30 million, or 31.3%, from $13.74 million for the same period last year. Gross margin was 25.8% for the three months ended September 30, 2010 as compared to 24.3% for the same period last year, a 1.5% increase mainly due to increase in sales from the electric vehicle division, which has an average gross margin of 30%, compared to the motorcycle’s average gross margin of 25%.

  Net income: Net income was $11.88 million for the three months ended September 30, 2010, an increase of $4.87 million, or approximately 69.4%, from $7.01 million for the same period of last year.

  Fully diluted net income per share: Basic and fully diluted net income per share was approximately $0.09 for the three months ended September 30, 2010, based on basic and diluted 54,857,640 common shares outstanding, as compared to approximately $0.37 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table shows key components of our results of operations during the three months ended September 30, 2010and 2009, in both dollars and as a percentage of our total sales.

(All amounts in thousands of U.S. Dollars)

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		% of Sales		% of Sales
	Amount	Revenue	Amount	Revenue
Revenue	$69,959	100.0%	$56,583	100.0%
Cost of revenue	(51,922)	(74.2%	)	(42,848)	(75.7%	)
Gross profit	18,037	25.8%		13,735	24.3%
Operating expenses
Selling expenses	(3,308)	(4.7%	)	(4,554)	(8.0%	)
Administrative expenses	(975)	(1.4%	)	(312)	(0.6%	)
Research and development expenses	-	-		(877)	(1.5%	)
Total operating expenses	(4,283)	(6.1%	)	(5,743)	(10.1%	)
Income from operations	13,754	19.7%		7,992	14.1%

Change in fair value of warrants	126	0.2%		-	-
Other income	6	-		-	-
Interest income	7	-		1	-
Finance costs	(209)	(0.3%	)	(217)	(0.4%	)
Income before income tax	13,684	19.6%		7,776	13.8%

Income tax	(1,806)	(2.6%	)	(765)	(1.4%	)

Net income	$11,878	17.0%		$7,011	12.4%

Deemed dividend from beneficial conversion feature	(6,031)	(10.0%	)	-	-
Accretion expense on preferred shares	(800)	(1.1%	)	-	-
Dividends on preferred shares	(175)	(0.3%	)	-	-
Net income attributable to common stock	4,872	7%		7,011	12.4%
Foreign currency translation adjustment	1,686	2.4%		52	0.1%

Comprehensive income	$13,564	19.4%		$7,063	12.5%
Comprehensive income available to common stock	$6,558	9.4%		$7,063	12.5%

Revenue: Revenue increased $13.38 million, or 23.64%, to $69.96 million for the three months ended September 30, 2010, from $56.58 million for the same period in 2009. The increase in revenue consists of a $11.20 million increase of revenue from our electric vehicle division during the 2010 period, compared to nil revenue in the same period prior year, which can be attributable to the launch of our production of electric cars during the 2009fourth quarter. The revenue generated from our motorcycle division increased $2.18 million to $58.76 million for the three months ended September 30, 2010, compared to $56.58 million in the same period prior year. The increase is mainly due to increased exports to South East Asia.

Cost of Revenue: Cost of revenue increased $9.07 million, or 21.18%, to $51.92 million in the three months ended September 30, 2010, from $42.85 million in the same period in 2009. As a percentage of revenue, cost of revenue decreased by 1.5% to 74.2% for the three months ended September 30, 2010, compared to 75.74% in the same period 2009. This decrease as a percentage of sales was mainly due to changes in the mix of our product sold during the 2010 period to include more electric vehicles which have a higher gross margin than motorcycles.

Gross Profit and Gross Margin: Gross profit increased $4.30 million, or 31.32%, to $18.04 million in the three months ended September 30, 2010, from $13.74 million in the same period in 2009. Gross profit as a percentage of net revenue was 25.8% and 24.3% for the three months ended September 30, 2010 and 2009, respectively. The increase in the gross margin was primarily driven by the increase in sales from the electric vehicle division, which has an average gross margin of 30%, compared to the motorcycle’s average gross margin of 25%.

Selling Expenses: Selling expenses decreased $1.25 million, or 27.36%, to $3.31 million in the three months ended September 30, 2010, from $4.55 million in the same period in 2009. The decrease was primarily a result of the significant costs incurred during preparation for the launching of our electric vehicles in the fourth quarter of fiscal 2009.

Administrative Expenses: Administrative expenses increased $0.66 million, or 212%, to $0.98 million in the three months ended September 30, 2010, from $0.31 million in the same period in 2009. This increase was mainly due to increases in audit and other professional fee expenses related to our reverse acquisition transaction and the private placement.

Research and Development Expenses: Research and development expenses were $nil in the three months ended September 30, 2010, as compared to $0.88 million in the same period last year. There was no research and development expense incurred in our electric car division during the three months ended September 30, 2010 as we commenced production and sales of our electric cars during the 2009 fourth quarter.

Change in Fair Value of Warrants: The $0.13 million change in fair value of warrants was related to the warrants issued in conjunction with the private placement in September 2010.

Finance Costs: Interest expenses remained stable at $0.21 million in the three months ended September 30, 2010, compared to $0.22 million in the same period prior year.

Income Before Income Tax: Income before income tax increased by $5.91 million, or 75.98%, to $13.68 million in the three months ended September 30, 2010 from $7.78 million in the same period in 2009, mainly due to the increase in our sales and gross margin noted above.

Income Taxes: Income tax expenses increased $1.04million, or 135%, to $1.81 million in the three months ended September 30, 2010, from $0.77 million in the same period in 2009. The increase was due to increased taxable income as a result of the increased sales and income tax recovery in the three months ended September 30, 2009 derived from research and development cost expensed for accounting purposes but deferred for tax purposes.

Net Income: In the three months ended September 30, 2010, we generated a net income of $11.88 million, an increase of $4.87million, or 69.42%, from $7.01 million in the same period in 2009. This increase was primarily attributable to the increase in our sales and gross margin noted above.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table shows key components of our results of operations during the nine months ended September 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		% of Sales			% of Sales
	Amount	Revenue		Amount	Revenue
Revenue	$173,334	100.0%		$135,576	100.0%

Cost of revenue	(131,230)	(75.7%	)	(107,116)	(79.0%	)

Gross profit	42,104	24.3%		28,460	21.0%

Operating expenses
Selling expenses	(8,490)	(4.9%	)	(7,734)	(5.7%	)
Administrative expenses	(1,649)	(0.9%	)	(687)	(0.5%	)
Research and development expenses	-	-		(14,099)	(10.4%	)
Total operating expenses	(10,139)	(5.8%	)	(22,520)	(16.6%	)

Income from operations	31,965	18.5%		5,940	4.4%

Change in fair value of warrants	126	0.1%		-	-
Other income	6	-		-	-
Interest income	13	-		8	-
Finance costs	(655)	(0.4%	)	(516)	(0.4%	)
Income before income tax	31,455	18.2%		5,432	4.0%
Income tax (expense) recovery	(4,059)	(2.3%	)	956	0.7%
Net income	$27,396	15.9%		$6,388	4.7%
Deemed dividend from beneficial conversion feature	(6,031)	(3.5%	)	-	-
Accretion expense on preferred shares	(800)	(0.5%	)	-	-
Dividends on preferred shares	(175)	(0.1%	)	-	-
Net income attributable to common stock	20,390	11.9%		6,388	4.7%
Foreign Currency translation gain (loss)	2,418	1.4%		(38)	(0.0%	)
Comprehensive income	$29,814	17.3%		$6,350	4.7%
Comprehensive income attributable to common stock	$22,808	13.2%		$6,350	4.7%

Revenue: Revenue increased $37.76 million, or 27.85%, to $173.33 million for the nine months ended September 30, 2010, from $135.58 million for the same period in 2009. The increase in revenue consists of $23.57 million increase of revenue from our electric vehicle division, compared to $nil revenue in the same period prior year, attributable to launch of our production of electric cars during the 2009 fourth quarter. The revenue generated from our motorcycle division increased $14.19 million to $149.77 million for the nine months ended September 30, 2010, compared to $135.58 million in the same period in the prior year. The increase is mainly due to increased exports to the Middle East, Africa region and South East Asia. Exports of motorcycles increased by approximately 12% for the nine months ended September 30, 2010, compared to that in the same period 2009.

Cost of Revenue: Cost of revenue increased $24.11 million, or 22.51%, to $131.23 million in the nine months ended September 30, 2010, from $107.12 million in the same period in 2009. As a percentage of revenue, cost of revenue decreased by 3.3% to 75.7% for the nine months ended September 30, 2010, compared to 79.00% in the same period 2009. This decrease as a percentage of sales was mainly due to changes in our product mix to include more electric vehicles which have a higher gross margin than motorcycles. In addition, an increase of export sales also contributed to the decrease as export sales have a higher margin than domestic sales.

Gross Profit and Gross Margin: Gross profit increased $13.64 million, or 47.94%, to $42.10 million in the nine months ended September 30, 2010, from $28.46 million in the same period in 2009. Gross profit as a percentage of net revenue was 24.30% and 21.00% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the gross margin was primarily driven by the increase in sales from the electric vehicle division, which has an average gross margin of 26%, compared to the motorcycle’s average gross margin of 23%. In addition, an increase in export sales also contributed to the higher gross margin as export sales have a higher gross margin than domestic sales.

Selling Expenses: Selling expenses increased $0.76 million, or 9.78%, to $8.49 million in the nine months ended September 30, 2010, from $7.73 million in the same period in 2009. The increase was primarily a result of the increase in selling activities relating to the newly launched electric vehicle production incurred in the 2009 fourth quarter.

Administrative Expenses: Administrative expenses increased $0.96 million, or 140%, to $1.65 million in the nine months ended September 30, 2010, from $0.69 million in the same period in 2009. This increase was mainly due to increases in audit and other professional fee expenses related to our reverse acquisition transaction and the private placement.

Research and Development Expenses: Research and development expenses were $nil in the nine months ended September 30, 2010, as compared to $14.10 million in the same period last year. There was no research and development expense incurred in our electric car division during the nine months ended September 30, 2010 as we commenced production and sale of our electric cars in the 2009 fourth quarter.

Change in Fair Value of Warrants: The $0.13 million change in fair value of warrants was related to the warrants issued in conjunction with the private placement in September 2010.

Finance Costs: Interest expenses were totaled $0.66 million in the nine months ended September 30, 2010, compared to $0.52 million in the same period prior year.

Income Before Income Tax. Income before income tax increased by $26.02 million, or 479%, to $31.46 million in the nine months ended September 30, 2010 from $5.43 million in the same period in 2009. The reason for such increase was mainly due to the increase in our sales and gross margin and large research and development expenses incurred in prior year as noted above.

Income Taxes: Income tax expenses increased $5.02 million to $4.06 million in the nine months ended September 30, 2010 from a recovery of $0.96 million in the same period in 2009. The increase was due to increased taxable income as a result of the increased sales and income tax recovery in the nine months ended September 30, 2009 which was derived from research and development cost expensed for accounting purposes but deferred for tax purposes.

Net Income: In the nine months ended September 30, 2010, we generated a net income of $27.40 million, an increase of $21.01 million from $6.39 million in the same period in 2009. This increase was primarily attributable to the increase in our sales and gross margin and significant research and development expenses incurred in 2009 noted above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash balance of $34.23 million, primarily consisting of cash on hand. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. On September 2, 2010, we completed a securities purchase agreement with our major shareholder and certain accredited investors, pursuant to which we sold to the investors 6,857,204 units for $4.37496 per Unit with gross proceeds of $30 million. The private placement resulted in proceeds of $25.9 million, net of issuance costs of $4.06 million.
U.S. Dollars	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$2,749	$43,705
Net cash provided by (used in) investing activities	1,470	(49,542)
Net cash provided by (used in) financing activities	20,772	7,172
Effects of currency translation	204	2
Net increase in cash	24,991	1,335
Cash at beginning of the period	9.032	1,846
Cash at end of the period	$34,227	$3,183

Operating activities

Net cash provided by operating activities was $2.75 million for the nine months ended September 30, 2010, as compared to $43.71 million provided by operating activities for the same period in 2009. The decrease in net cash provided in operating activities was primarily due to increases in trade receivables and inventory. As of September 30, 2010, the total inventories amounted to $14.41 million, compared to $1.17 million as at December 31, 2009 and the total trade receivables amounted to $23.16 million, as compared to $5.78 million as at December 31, 2009. For the nine months ended September 30, 2009, the accounts receivable and inventory balances decreased by approximately $30.62 million. The reason for significant trade receivables increase in the nine months ended September 30, 2010 was because most companies were generally slower in their payments over the course of the year and waited until the year end. The increased inventory is mainly due to the phase out of PRC National II Standards for the production of motorcycles commencing June 30, 2010. Motorcycle manufacturers including Jinhao have been permitted a 6-month transition period during which we are permitted to produce motorcycles under the more cost-efficient National II, instead of the National III Standards. As a result during the first half of fiscal 2010, the Company stored extra materials for production under the National II Standards for the transition period.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2010 was $1.47 million, as compared to $49.54 million net cash used in investing activities for the same period of 2009. The Company converted $1.47 million short-term investment to cash after its maturity during the nine months ended September 30, 2010. No other investing activities occurred in the nine months ended September 30, 2010. However, in the same period last year, the Company spent $49.54 million on, plant and equipment and construction in progress.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $20.77 million, as compared to $7.17 million provided by financing activities for the same period of 2009. The increased in cash provided by financing activities in the nine months ended September 30, 2010 is mainly due to the net proceeds of $25.93 from the private placement in September 2010. Company also repaid $11.76 million bank loans and borrowed $6.60 million short-term bank loans during the period.

Loan Commitments

As of September 30, 2010, the amount, maturity date and term of each of our bank loans were as follows:

(all amounts in thousands of U.S. dollars)

Bank	Amount	Interest Rate	Maturity Date	Duration

China Merchandise Bank	$2,989	5.940%	March 2011	6 months
Shenzhen Development Bank	$4,481	7.02%	December 2010	3 months
Dawang Rural Credit Cooperatives	$2,391	6.975%	April 2012	32 months

The outstanding bank loans listed above are used primarily for general working capital and for the purchase of raw materials . The Company has an operating line of credit from the China Merchandise Bank with a maximum available credit of approximately $4.93 million. The amount withdrawn from the line of credit is due in six months from the date of withdrawal. The line of credit will expire on March 24, 2011 and is guaranteed by Zhaoqing Haoyan Industrial Co. Ltd. and Mr. Tsoi.

The Company has an operating line of credit from the Shenzhen Development Bank with total available credit to a maximum of approximately $4.48 million. The line of credit is available until December 31, 2010 and the amounts withdrawn from this line of credit are due on or before that date.

The Company has an operating line of credit from the Dawang Rural Credit Cooperative with total available credit to a maximum of approximately $2.69 million. The loan is secured by the Company’s land use right and certain buildings. Both the due date of the loan and the expiry date of the line of credit are April 1, 2012.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows were subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction. Typically, the revenues from both motorcycle and electric car were higher in the second half year than that in the first half year as results of national holidays

Critical Accounting Policies

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. There have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in Jinhao Power’s fiscal 2009 and 2008 Annual Report on Form S-1.

Recently adopted accounting pronouncements

In June 2009, the FASB issued FASB Accounting Standard Update, “Consolidations: Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This standard eliminates certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and requires companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard is effective for interim and annual reporting periods beginning after January 1, 2010. The adoption on January 1, 2010 of this standard did not have a material effect on the Company’s interim consolidated financial statements.

In January 2010, the FASB issued the guidance, “Improving Disclosures about Fair Value Measurements”. This guidance amends existing disclosure requirements about fair value measurement and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This guidance became effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s interim consolidated financial statements.

In March 2010, the FASB issued the standard, “Scope Exception Related to Embedded Credit Derivatives” to provide clarification on the bifurcation scope exception for embedded credit derivative features. The standard became effective for the Company on July 1, 2010. The adoption of this standard did not have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements to be adopted

In April 2010, the FASB issued the guidance “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. The guidance clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In July, 2010, the FASB issued the standard “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. The standard is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Foreign exchange rates used:	September 30,	December 31,	September 30,
	2010	2009	2009

Period end RMB/U.S. Dollar exchange rate	6.6905	6.8259	6.8262
Average RMB/U.S. Dollar exchange rate	6.7677	6.8307	6.8319

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Investors are directed to the “Risk Factors” section of our Form S-1 with the SEC on October 29, 2010. There have been no material changes to the risk factors disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2010	JINHAO MOTOR COMPANY

	By:	/s/ Chak Shing Tsoi
Chak Shing Tsoi, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Hai Ming Liu
Hai Ming Liu, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.